Form 10QSB
period 2008-08-30
SILLENGER EXPLORATION CORP.
filed 2008-10-10
CIK 1438882

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended August 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-53420
SILLENGER EXPLORATION CORP.
(Name of small business issuer as specified in its charter)
NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7839 - 17th Avenue, Burnaby, British Columbia, Canada V3N 1M1
(Address of principal executive offices)
604-521-2700
(Issuer's telephone number)
Not Applicable
(Former name, address or fiscal year if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,823,000 common shares issued and outstanding as of October 10, 2008

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

i

Sillenger Exploration Corp.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the Three and Six months ended August 31, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sillenger Exploration Corp. ("Sillenger" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the period.

The condensed consolidated financial statements should be read in conjunction with Sillenger's financial statements and the notes thereto contained in Sillenger's Audited Financial Statements for the year ended February 29, 2008, in the Form S-1/A filed with the SEC on September 4, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

SILLENGER EXPLORATION CORP.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS

As at August 31, 2008 and February 29, 2008

ASSETS	August 31, 2008	February 29, 2008
	(unaudited)	(audited)
Current assets
Cash	$ 27,159	$ 44,589
Total current assets	27,159	44,589

TOTAL ASSETS	$ 27,159	$ 44,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,750	$ 3,500

TOTAL LIABILITIES	1,750	3,500

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 5,823,000 shares issued and outstanding	5,823	5,823
Additional paid in capital	45,327	45,327
Deficit accumulated during the exploration stage	(25,741)	(10,061)
Total stockholders' equity	25,409	41,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,159	$ 44,589

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

Three months and six months ended August 31, 2008 and August 31, 2007
Period from February 14, 2007 (Inception) to August 31, 2008

	Three months ended August 31, 2008	Three months ended August 31, 2007	Six months ended August 31, 2008	Six months ended August 31, 2007	Period from February 14, 2007 (Inception) to August 31, 2008

Revenues	$ 0-	$ 0-	$ 0-	$ 0-	$ 0-

General and administrative expenses:
Professional fees	5,340	5,340	11,890	4,252	20,554
Exploration costs	380	380	880	380	1,260
Other	2,808	2,808	2,910	105	3,927
Total general and administrative	8,528	8,528	15,680	4,737	25,741

Net loss	$ (8,528)	$ (8,528)	$(15,680)	$ (4,737)	$ (25,741)

Net loss per share:
Basic and diluted	$ (0 .00)	$ (0.00)	$ ( 0 .00)	$ ( 0 .00)

Weighted average shares outstanding:
Basic and diluted	5,823,000	5,823,000	5,823,000	4,763,429

See accompanying notes to financial statements

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

Period from February 14, 2007 (Date of Inception) through August 31, 2008

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$ 3,000	$ -	$ -	$ 3,000
Net loss for the period	-	-	-	(7)	(7)
Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993
Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250
Issuance of common stock for cash at $.05 per share	498,000	498	24,402	-	24,900
Net loss for the period	-	-	-	(10,054)	(10,054)
Balance, February 29, 2008	5,823,000	$ 5,823	$ 45,327	$ (10,061)	$ 41,089

Net loss for the period	-	-	-	(15,680)	(15,680)

Balance, August 31, 2008	5,823,000	$ 5,823	$ 45,327	$ (25,741)	$ 25,409

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

Six months ended August 31, 2008
Period from February 14, 2007 (Inception) to August 31, 2008
	Six months ended August 31, 2008	Six months ended August 31, 2008	Period from February 14, 2007 (Inception) to August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,680)	$ (4,737)	$ (25,741)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(1,750)	3,500	1,750
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,430)	(1,237)	(23,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	51,150	51,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	51,150	51,150

NET INCREASE (DECREASE) IN CASH	(17,430)	49,913	27,159
Cash, beginning of period	44,589	-0-	-0-
Cash, end of period	$ 27,159	$ 49,913	$ 27,159

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sillenger Exploration Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form SB-2, have been omitted.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Sillenger Exploration Corp. ("Sillenger") was incorporated in Nevada on February 14, 2007. Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations.

During the period ended February 29, 2008, the Company acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. The property is being held in trust for the Company by a third party.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Sillenger considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2008

Mineral Properties

Cost of license acquisition, exploration and carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144 " Accounting for the Impairment of Long-Lived Assets",

when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has adopted SFAS 130 " Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Sillenger follows SFAS 109, "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

Recent accounting pronouncements

Sillenger does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Sillenger has recurring losses and has a deficit accumulated during the exploration stage of $25,741 as of August 31, 2008. Sillenger's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern. Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 - INCOME TAXES

For the period ended August 31, 2008, Sillenger has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $25,700 at August 31, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$ 8,740
Valuation allowance	(8,740)
Net deferred tax asset	$ -

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 5 - COMMON STOCK

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the period ended February 29, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash.

NOTE 6 - COMMITMENTS

Sillenger neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our Proposed Plan of Operation

General

We are a gold exploration company and were incorporated on February 14, 2007. Sillenger has acquired a 100% interest in the three mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for CDN$379 (the "Buckley mineral claims"). The claims are registered in the name of our President, who has executed a trust agreement with us June 2, 2008, whereby she agrees to hold the claim in trust on our behalf.. To date we have not performed any exploration or work on the claim. We have not had any bankruptcy, receivership or similar proceeding and have had no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets other than the acquisition of the three Bulkley mineral claims.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

Plan of Operation

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Sillinger mineral property. We have enough cash to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start Phase Two in the summer of 2010 if the results of our Phase One exploration program is successful. The following is a brief summary of our three phase exploration plan:

  We plan to compile and correlate historical reports for the area if we are able to obtain them from the Province of British Columbia. We anticipate there will be no cost for this activity since our President will conduct the compilation and correlation free of charge.
  As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program. This Phase One exploration program is expected to cost CDN$20,000 and consist of reconnaissance mapping and prospecting as well as reconnaissance soil and silt geochemistry. We plan to commence the Phase One exploration in August 2009
  Based on any preliminary results of the Phase One exploration program we may stake additional claims around the Sillenger mineral claim. Our consulting geologist indicates that we should be prepared to stake as many as 100 additional claim units it they are available for staking, in which case we would plan to spend CDN$4,000 for this staking activity.
  We will review the results of the Phase One exploration program in October 2009. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a

Phase Two program. Our consulting geologist has indicated that we should budget CDN$20,000 for our Phase Two program. If we proceed with a Phase Two program we would do so in July 2010.

  In the case that the Phase Two exploration program takes place, we will review its results in September 2010 .If we are able to continue to confirm elevated metal values at specific hand drilled targets we would plan for a In the case that the Phase Two exploration program takes place, we will review its results in September 2010. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program has a substantial cost associated with it, due to the fact that there would be major expenditures for geophysical surveys followed by drilling. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would commence in June 2011.

As at May 31, 2008, we had a cash balance of $35,687. We have enough cash on hand to complete our Phase One exploration program. If the Phase One exploration program is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Bulkley mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Three exploration program. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resources company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Bulkley claims to the joint venture partners.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;
  the market price for gold;
  the results of our proposed exploration programs on the mineral property; and
  our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Transportation Purchase Plan

The transportation costs of the Phase One exploration program is comprised of transportation from Vancouver to the town of Atlin and helicopter service from Atlin to the Bulkley mineral claims. We expect to pay CDN $2,000 to mobilize and demobilize to the Atlin area and CDN $3,000 to allow for three helicopter round trips from Atlin to the Bulkley mineral claims. If we are able to hire geologist and assistant from the Atlin area we will be able to eliminate the Vancouver to Atlin transportation cost.

Equipment Purchase Plan

For the Phase One exploration program, we will purchase camp equipment. The cost for this camp equipment such as tents, stove, and other typical camping equipment will be CDN $1,000.

For the Phase One exploration program, we will purchase prospecting equipment including sample containers, flagging, belt chain thread, first aid supplies, and general prospecting tools. The cost of this prospecting equipment will be CDN $500.

Consumable Purchase Plan

For the Phase One exploration program, we will purchase consumables including groceries and propane to provide for 2 men for 14 days. The cost of these consumables will be CDN $1,000.

For the Phase One exploration program, we will purchase global satellite telephone service and phone rental. The cost of this service and rental will be CDN $600.

Employee Hiring (Labor) Plan

We will not hire any employees. We will use two consultants for the Phase One exploration program comprising of a senior prospector/geologist and an assistant for him. The cost of the senior prospector/geologist is CDN $350 per day and CDN $250 per day for the assistant. We plan to spend 10 days during the Phase One exploration program so the cost of labor to operate the Phase One exploration program will be CDN $6,000.

Sample Analysis Plan

For the Phase One exploration program, we plan to allow for the analysis for 20 rock samples and 50 geochemical soil samples. Each of these analysis costs CDN$25 per sample so the cost for sample analysis will be CDN $1,750.

Technical Report Plan

For the Phase One exploration program, we plan to have a technical report prepared to evaluate the results. The cost of the report will be CDN $1,000.

Phase One Exploration Program Cost Review

The costs above which include transportation, equipment, consumables, labor, sample analysis and the technical report make up the entire costs of our Phase One exploration program. All the costs described above are estimated so we will provide a contingency allowance for unanticipated and wrongly estimated costs. The table below summarizes the cost estimate for the Phase One exploration program only.
Phase One Exploration Program Item	Cost Estimate CDN $
Transportation	5,000
Equipment	1,500
Consumables	1,600
Labor	6,000
Sample Analysis	1,750
Technical Report	1,000
Contingency at 15%	2,528
Total	19,378

Phase Two Exploration Program Cost Review

The cost components in Phase Two are expected to be similar to Phase One which again will include transportation, equipment, consumables, labor, sample analysis and a technical report. All the costs described are estimated so we will provide a contingency allowance for unanticipated and wrongly estimated costs. The table below summarizes the cost estimate for the Phase Two exploration program.
Phase Two Exploration Program Item	Cost Estimate CDN $
Transportation	5,000
Equipment	1,500
Consumables	2,000
Labor	8,000
Sample Analysis	5,000
Technical Report	1,000
Contingency at 15%	3,375
Total	25,875

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us $1,000 to prepare our quarterly financial statements and $1,500 to prepare our annual financial statements. Our independent auditor charges us $1,000 to review our quarterly financial statements and approximately $3,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $11,000 to pay for our accounting and audit requirements.

Results of Operations

Revenues

REVENUE - Sillenger has not generated any revenues for the quarter ended August 31, 2008, or since inception.

COMMON STOCK - Sillenger has issued no common shares during the most recent quarter. As of the date of August 31, 2008 Sillenger has 5,823,000 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the six months ended August 31, 2008, was $15,680 as compared to $4,737 for the six months ended August 31,2007.

We expect continued increases in expenses during the next twelve months, as we continue to implement our business plan. We expect the increase to be primarily exploration related expenses, such as geological consulting fees, and expenditures on resoure properties.

For the six month period ended August 31, 2008, $880 was expended on our resource property ($380- August 31, 2007). For the six month period ended August 31, 2008, $11,890 was incurred in legal and accounting fees up from $4,252 having been incurred in the six month period ended August 31, 2007. The increase in this category was primarily related to increases in accounting fees and legal fees related to preparing and filing our Form S-1 Registration Statement.

Sillenger intends to carefully control its expenses and overall costs as it moves forward with the development of its business plan.

Liquidity and Capital Resources

At August 31, 2008, we had a cash balance of $27,159($44,589 - August 31, 2007). Sillenger had $1,750 in liabilities ($3,500- August 31, 2007) of which all is owed for Accounts Payable.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. We will require additional funding in order to cover all anticipated administration costs and to proceed with our proposed exploration program of the Buckley mineral claims, estimated to cost a minimum of $19,378 over the next twelve months to complete Phase One of our exploration program. If the Phase One exploration program is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010. We require approximately $25,875 to complete Phase Two of our exploraiton program. We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Bulkley mineral claims and our business will fail.

Off-balance sheet arrangements

As of August 31, 2008, Sillenger has had no off-balance sheet arrangements.

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation, our President and Chief Financial Officer have concluded that as of August 31, 2008, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal Controls over financial reporting

Management's quarterly report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of August 31, 2008 and believe they are effective.

Based upon her evaluation of our controls our President, Chief Executive Officer and Chief Financial Officer has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of August 31, 2008, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 3A(T): CONTROLS AND PROCEDURES

See Item 3A - Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the six months ended August 31, 2008, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
Not Applicable.

Use of Proceeds

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-QSB, pursuant to Item 601 of Regulation S-B.
Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008).
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008)
10.1	Buckley Declaration of Trust concerning our mineral claims (incorporated by reference from our Form S-1 Registration Statement, filed June 2, 2008).
21	List of Subsidiaries
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO and CFO
99.1	Technical Report (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SILLENGER EXPLORATION CORP.

Date: October 10, 2008	/s/ Carolyne Sing
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

/s/ Carolyne Sing
Date: October 10, 2008
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer