Form 10-Q
period 2008-11-30
SILLENGER EXPLORATION CORP.
filed 2009-02-12
CIK 1438882

OMB APPROVAL
OMB Number: 3235-0070
Expires: February 28, 2009
Estimated average burden hours per response: 192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended November 30, 2008
or
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-53420
SILLENGER EXPLORATION CORP.
(Name of registrant as specified in its charter)
NEVADA		N/A
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

7839 – 17th Avenue, Burnaby, British Columbia, Canada V3N 1M1
(Address of principal executive offices)
604-521-2700
(Issuer’s telephone number)
Not Applicable
(Former name, address or fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Small Reporting Company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	X	No

IndicateF the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,823,000 common shares issued and outstanding as of February 9, 2009

i

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
Forward Looking Information	12
Our Proposed Plan of Operation	12
Results of Operations	15
Liquidity and Capital Resources	16
Off-balance sheet arrangements	16
ITEM 3: CONTROLS AND PROCEDURES	16
(a) Evaluation of Disclosure Controls and Procedures	16
(b) Internal Controls over financial reporting	16
ITEM 3A(T): CONTROLS AND PROCEDURES	17
PART II - OTHER INFORMATION	17
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
Unregistered Sales of Equity Securities	18
Use of Proceeds	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	18
Exhibits	18
SIGNATURES	19

ii

 PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The information in this report for the Three and Nine months ended November 30, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sillenger Exploration Corp. ("Sillenger" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the period.

The condensed consolidated financial statements should be read in conjunction with Sillenger's financial statements and the notes thereto contained in Sillenger's Audited Financial Statements for the year ended February 29, 2008, in the Form S-1/A filed with the SEC on September 4, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

SILLENGER EXPLORATION CORP.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at November 30, 2008 and February 29, 2008

	November 30,2008	February 29, 2008
ASSETS	(unaudited)	(audited)
Current assets
Cash	$ 23,501	$ 44,589
Total current assets	23,501	44,589

TOTAL ASSETS	$ 23,501	$ 44,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,750	$ 3,500

TOTAL LIABILITIES	1,750	3,500

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 5,823,000 shares issued and outstanding	5,823	5,823
Additional paid in capital	45,327	45,327
Deficit accumulated during the exploration stage	(29,399)	(10,061)
Total stockholders’ equity	21,751	41,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 23,501	$ 44,589

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

Three months and nine months ended November 30, 2008 and 2007

Period from February 14, 2007 (Date of Inception) to November 30, 2008

	Three months ended November 30, 2008	Three months ended November 30, 2007	Six months ended November 30, 2008	Six months ended November 30, 2007	Period from February 14, 2007 (Date of Inception) to November 30, 2008

Revenues	$ 0-	$ 0-	$ 0-	$ 0-	$ 0-

General and administrative expenses:
Professional fees	-	48	11,890	4,300	20,554
Exploration costs	-	-	880	380	1,260
Other	3,658	792	6,568	897	7,585
Total general and administrative	3,658	3,798	19,338	5,577	29,399

Net loss	$ (3,658)	$ (3,798)	$(19,338)	$ (5,577)	$ (29,399)

Net loss per share:
Basic and diluted	$ (0 .00)	$ (0.00)	$ ( 0 .00)	$ ( 0 .00)

Weighted average shares outstanding:
Basic and diluted	5,823,000	5,823,000	5,823,000	5,116,620

See accompanying notes to financial statements

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

Period from February 14, 2007 (Date of Inception) through November 30, 2008

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$ 3,000	$ -	$ -	$ 3,000
Net loss for the period	-	-	-	(7)	(7)
Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993
Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250
Issuance of common stock for cash at $.05 per share	498,000	498	24,402	-	24,900
Net loss for the period	-	-	-	(10,054)	(10,054)
Balance, February 29, 2008	5,823,000	5,823	45,327	(10,061)	41,089

Net loss for the period	-	-	-	(19,338)	(19,338)

Balance, November 30, 2008	5,823,000	$ 5,823	$ 45,327	$ (29,399)	$ 21,751

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

Nine months ended November 30, 2008 and 2007

Period from February 14, 2007 (Date of Inception) to November 30, 2008

	Nine months ended November 30, 2008	Nine months ended November 30, 2008	Period from February 14, 2007 (Date of Inception) to November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,338)	$ (5,577)	$ (29,399)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(1,750)	-	1,750
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,088)	(5,577)	(27,649)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	48,150	51,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	48,150	51,150

NET INCREASE (DECREASE) IN CASH	(21,088)	42,573	23,501
Cash, beginning of period	44,589	-0-	-0-
Cash, end of period	$ 23,501	$ 42,573	$ 23,501

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sillenger Exploration Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form SB-2, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2008

 NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Mineral Properties

Cost of license acquisition, exploration and carrying and retaining unproven mineral lease properties are expensed as incurred.  Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144 " Accounting for the Impairment of Long-Lived Assets",

when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has adopted SFAS 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

SILLENGER EXPLORATION CORP.
 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2008

 NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Sillenger does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Sillenger has recurring losses and has a deficit accumulated during the exploration stage of $29,399 as of November 30, 2008.  Sillenger’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the period ended November 30, 2008, Sillenger has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $29,400 at November 30, 2008, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$ 9,996
Valuation allowance	(9,996)
Net deferred tax asset	$ -

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2008

NOTE 5 – COMMON STOCK

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the period ended February 29, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash.

NOTE 6 – COMMITMENTS

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

Plan of Operation

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Sillinger mineral property.  We have enough cash to complete our Phase One exploration program.  We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start Phase Two in the summer of 2010 if the results of our Phase One exploration program is successful.  The following is a brief summary of our three phase exploration plan:

1)      We plan to compile and correlate historical reports for the area if we are able to obtain them from the Province of British Columbia.  We anticipate there will be no cost for this activity since our President will conduct the compilation and correlation free of charge.

2)      As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program.  This Phase One exploration program is expected to cost CDN$20,000 and consist of reconnaissance mapping and prospecting as well as reconnaissance soil and silt geochemistry.  We plan to commence the Phase One exploration in August 2009.

3)      Based on any preliminary results of the Phase One exploration program we may stake additional claims around the Sillenger mineral claim.  Our consulting geologist indicates that we should be prepared to stake as many as 100 additional claim units it they are available for staking, in which case we would plan to spend CDN$4,000 for this staking activity.

4)      We will review the results of the Phase One exploration program in October 2009.  If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a

5)      Phase Two program.  Our consulting geologist has indicated that we should budget CDN$20,000 for our Phase Two program.  If we proceed with a Phase Two program we would do so in July 2010.

6)      In the case that the Phase Two exploration program takes place, we will review its results in September 2010. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would plan for a In the case that the Phase Two exploration program takes place, we will review its results in September 2010. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program has a substantial cost associated with it, due to the fact that there would be major expenditures for geophysical surveys followed by drilling. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would commence in June 2011.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•          our ability to raise additional funding;

•          the market price for gold;

•          the results of our proposed exploration programs on the mineral property; and

•          our ability to find joint venture partners for the development of our property interests

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

Results of Operations

Revenues

REVENUE - Sillenger has not generated any revenues for the quarter ended November 30, 2008, or since inception.

COMMON STOCK – Sillenger has issued no common shares during the most recent quarter.  As of the date of November 30, 2008 Sillenger has 5,823,000 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the nine months ended November 30, 2008, was $19,338 as compared to $5,577 for the nine months ended November 30,2007.

We expect continued increases in expenses during the next twelve months, as we continue to implement our business plan. We expect the increase to be primarily exploration related expenses, such as geological consulting fees, and expenditures on resoure properties.

For the nine month period ended November 30, 2008, $880 was expended on our resource property ($380- November 30, 2007).  For the nine month period ended November 30, 2008, $11,890 was incurred in legal and accounting fees up from $4,300 having been incurred in the nine month period ended November 30, 2007.  The increase in this category was primarily related to increases in accounting fees and legal fees related to preparing and filing our Form S-1 Registration Statement.

Sillenger intends to carefully control its expenses and overall costs as it moves forward with the development of its business plan.

 Liquidity and Capital Resources

At November 30, 2008, we had a cash balance of $23,501($44,589 – November 30, 2007).  Sillenger had $1,750 in liabilities ($3,500- November 30, 2007)  of which all is owed for Accounts Payable.

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

Off-balance sheet arrangements

As of November 30, 2008, Sillenger has had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Due to the short-term nature of our interest bearing assets, which consist primarily of cash, cash equivalents and restricted cash, we believe that our exposure to interest rate market risk will not significantly affect our operations.

Foreign Currency Risk

Our head office and property are both located in British Columbia.  Accordingly, we do not have any exposure from adverse movements in foreign currency exchange rates.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer have concluded that as of November 30, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of November 30, 2008 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of November 30, 2008, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.
  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the nine months ended November 30, 2008, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not Applicable.

Use of Proceeds

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not Applicable.

ITEM 6.  EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-Q, pursuant to Item 601 of Regulation S-B.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILLENGER EXPLORATION CORP.

Date: February 11, 2009	/s/ Carolyne Sing
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: February 11, 2009	/s/ Carolyne Sing
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer