Form 10-K
period 2009-02-28
SILLENGER EXPLORATION CORP.
filed 2009-05-28
CIK 1438882

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2012
Estimated average burden hours per response: 2 ,100.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended February 28, 2009

9	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________to _______

Commission File Number: 000-53420

SILLENGER EXPLORATION CORP.
(Exact name of registrant specified in its charter)

Nevada	N/A
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

2839 17th Avenue, Burnaby, BC	V3N 1M1
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(604) 521-2700

Securities Registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NOT APPLICABLE	NOT APPLICABLE

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value per share	NOT APPLICABLE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                                                                                                                                9 Yes     :No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act

                                                                                                                                                                                   9 Yes     : No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                                                : Yes     9 No

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                                                                                                                                   : Yes     9 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             9 Yes     : No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	9		Accelerated filer	9
Non-accelerated filer	9	(Do not check if a smaller reporting company)	Smaller reporting company	:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                :  Yes 9 No

State Registrant's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of  last  business day of the registrant's most recently completed second fiscal quarter.

                   Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTSY
 PROCEEDINGS DURING THE PRECEDEING FIVE YEARS:

Indicate by check mark  whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    N/A

                 Yes 9    No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                40,971,000 common shares issued and outstanding as of May 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Description of Business

General Development of Business

We are a gold exploration company in the pre-exploration stage and were incorporated on February 14, 2007. Sillenger has acquired a 100% interest in the three mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for CDN$379 (the "Bulkley mineral claims"). The claims are registered in the name of our President, who has executed a trust agreement with us June 2, 2008, whereby she agrees to hold the claim in trust on our behalf.. To date we have not performed any exploration or work on the claim. We have not had any bankruptcy, receivership or similar proceeding and have had no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets other than the acquisition of the three Bulkley mineral claims.

In the fall of 2008, our shareholders began selling shares they held in us pursuant to a registration statement filed on Form SB-1 with the Securities and Exchange Commission. The terms of the offering is outlined in the Form SB-1 registration statement and in the Rule 424(b)(4) prospectus, both of these doucments can be found in their entirety on the SEC website at www.sec.gov, under Registration Number 333-152075.

Our Business

We are a start-up, pre-exploration-stage company, and have not yet generated or realized any revenues from our business operations.  We must raise additional capital in order to continue to implement our plan and stay in business.  Sillenger has acquired a 100% interest in the three mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for CDN$379 (the "Bulkley mineral claims"). The claims are registered in the name of our President, who has executed a trust agreement with us June 2, 2008, whereby she agrees to hold the claim in trust on our behalf.. To date we have not performed any exploration or work on the claim.

Competitive Conditions

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for mineral.  We are one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners.  Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries, propane, and a global satellite telephone.  All of these types of materials are readily available in either the city of Vancouver or town of Atlin in British Columbia, Canada from a variety of suppliers.

Dependence on Major Customers

We have no customers at this time.

Intellectual Property and Agreements

We have no intellectual property such as patents or trademarks.  Additionally, we have no royalty agreements or labor contracts.

Government Approvals and Regulations

We are required to comply with all regulations defined in the Mineral Tenure Act of the Province of British Columbia.

The effect of these existing regulations on our business is that we are able to carry out our exploration program as we have described in this prospectus. However, it is possible that a future government could change the regulations that could limit our ability to explore our claim, but we believe this is highly unlikely.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on February 14, 2007.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program.

Employees

We have no full time or part time employees.  Ms. Sing, our president, has agreed to allocate a portion of her time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of of independent geologists and consultants we retain on a contract basis to conduct the exploration program on our Bulkley mineral claims.

Reports to Securities Holders

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the SEC at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 1B. Unresolved Staff Comments

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

 Item 2. Description of Property

Bulkley Mineral Claims

Legal Status of Bulkley Mineral Claims.

Sillenger has acquired a 100% interest in the three mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for CDN$379. The claim is registered in the name of our President, Ms. Sing, who has executed a trust agreement with us June 2, 2008, whereby she agrees to hold the claim in trust on our behalf. The total cost of the three Bulkley mineral claims charged to operations by us on our financial statements is $379 and this figure represents the reimbursement paid to our president in CDN Dollars.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Bulkley mineral claims, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Bulkley mineral claims is one such acquisition. Accordingly, fee simple title to the Bulkley mineral claims resides with the Crown. The Bulkley mineral claims is a mining lease issued pursuant to the British Columbia Mineral Act to Ms. Sing. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The Bulkley mineral claims is unencumbered and in good standing and there there are no third party conditions which affect the claim other than conditions defined by the Province of British Columbia described herein. Further, there is no insurance covering the Bulkley mineral claims. We believe that no insurance is necessary since the Bulkley mineral claims is unimproved and contains no buildings or improvements.

Bulkley Mineral Claims Description

The claims are in an area of 947 hectares, which is equivalent to an area of 2,340 acres.  The tenure number, name, owner number, work record to date, status, mining division, area, and tag numbers as typically recorded in British Columbia is as follows:

Tenure Number	Claim Number	Number	Good to Date	Status	Area
585682	Bulkley 1	208930 100%	2009/June/03	GOOD	294.4642
585683	Bulkley 2	208930 100%	2009/June/03	GOOD	310.8017
585685	Bulkley 3	208930 100%	2009/June/03	GOOD	343.6187

Our consulting geologist is Stephen Butrenchuk and has provided us with recommendations of how we should explore our claims.

There is no assurance that a commercially viable gold deposit exists on the claims.  Explorations required before an evaluation as to the economic feasibility of the claim is determined.  It is our intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of our subsidiary if gold is discovered on the claims and it appears that it would be economically viable to commercially mine the claims.  Until we can validate otherwise, the property is without known reserves and we are planning a three phase exploration program recommended by our consulting geologist.  We have not commenced any exploration or work on the claims.

Access and Location of Bulkley Mineral Claims

The Bulkley mineral claims are located on the Teepee property to the southeast of the TP showings (104M 048-050) and the Crine Veins (104M 081) near Tee Pee Peak about 54 kilometers west of Atlin British Columbia Lat 59 38' 29'N Long 134 32' 24' W.  Elevations vary between 900 meters and about 1200 meters. Map 1, below shows the location of our claims in relation to the province of British Columbia, Canada.

Atlin is a relatively isolated community of about 350 inhabitants that is located on the east shore of Atlin Lake in northwestern British Columbia, Canada. It is 98 km south of Jake's Corner, Yukon on the Alaska Highway and 182 km from Whitehorse, Yukon. A community airstrip enables air access by small planes into Atlin.

The Bulkley claims area is accessed readily by helicopter but can be approached by means of local miners' roads that are not maintained but are passable by wheeled vehicles in the summer months and by snowmobiles in the winter. The most practical means of access is by helicopters that are normally based at Atlin during the summer season.

See maps on following pages.

Alaska
Yukon
Northwest Territories
Nunavut
Sillenger Claims
British Columbia
Canada
Alberta
Manitoba
Saskatchewan
© 2007 Europa Technologies
Image NASA
Image © 2007 TerraMetrics
849 mi
©2007 Google
Pointer 59°35'02.11" N19°35'45.37" W
Streaming |||||||||| 100%
Eye alt 2202.02 mi

Conditions to Retain Title to Bulkley Mineral Claims

In order to retain title to the Sillenger Mineral Claims, in the Province of British Columbia the recorded holder of a mineral claims shall perform, or have performed, exploration and development work on the claims to a value of CDN$4 per hectare a year per unit plus a CDN$100 recording fee per claim.  A statement of work must be submitted on or before the anniversary date of the claim.  The anniversary date for our mineral claims is June 3, 2009.  Our mineral claims is a 947 hectare area, and thus requires us to spend a minimum of CDN$4,088 on valid exploration work and recording fees to keep the claim in good standing with the Province of British Columbia.  Alternately, we can make an annual  payment in lieu of work to the Province of British Columbia of CDN$4 per hectare plus a CDN$100 recording fee per claim for the same CDN$4,088 in order to keep the claims in good standing with the Province of British Columbia.  If we fail to make the required filings or payments, we could lose title to the claims and you could lose all or part of your investment in this offering.

History of Atlin and of the Bulkley Mineral Claims Area

The Atlin mining area gained prominence in 1898 when placer gold was discovered.  A mining "rush" ensued and was most active in the period between 1898 and 1910. Exploration for gold in the Atlin area has been continuous through to the present.  We do not have any verifiable information regarding previous operators on the actual Bulkley mineral claims.  The Province of British Columbia maintains a free service available on the Internet call "ARIS" that allows us to locate summary reports near our claim.  The summary reports are in the public domain.

Present Condition of the Bulkley Mineral Claims

We do not know the present condition of the Bulkley Mineral Claims because we have yet to go on site.  However, according to our consulting geologist we should expect to find terrain mostly comprised of glaciated hills with moderately steep slopes and smack streams that occupy broad channels established by glaciers and melt water streams.  There is no equipment, infrastructure or electricity on the claims.

Geology of the Bulkley Mineral Claims

The Bulkley mineral claims as of the writing of this report have not been visited by our consulting geologist Stephen Butrenchuk. The geology of the property is based on geological information from the Province of British Columbia. This region lies within a northeasterly trending belt of Precambrian rocks comprised of scists quartzites and orthgneiss.  These rock are unconformably overlain by volcanic rocks of the Upper Triassic Stuhini Group.  These rocks have been intruded by Cretaceous to Tertiary igneous intrusions.  Also present are minor intrusions of ultramafic rocks.   This area has the potential to host economically important mineral deposits, including gold, cobalt, and platinum group element deposits.  However, we have yet to prove that any of these types of mineral deposits exist on our claims.  Our mineral claims do not have any known resource or reserves.

Description of Other Properties

Sillenger does not either own nor lease office space.  At present, offices are provided at no cost to Sillenger by Ms. Carolyne Sing, the President of Sillenger at 7839 17th Ave, Burnaby, British Columbia, Canada, V3N 1M1. This arrangement is expected to continue until such time as Sillenger's activities necessitates its relocation, as to which no assurances can be given. Sillenger has no agreements with respect to the maintenance or future acquisition of an office.

Item 3. Legal Proceedings

Sillenger is not a party to any legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters weres submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares became quoted on the Over-the-Counter Bulletin Board on December 8, 2008, under the symbol "SLGX.OB".  The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from OTCBB.COM) from December 8, 2008 to February 28, were as follows:

Quarter Ended(1)(2)	High	Low
February 28, 2009	$0.00	$0.00
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	Sillenger was first quoted on the OTCBB on December 8, 2008 under the symbol "SLGX.OB".

Holders of Common Stock

As of May 25, 2009, we had 35 stockholders of record holding 40,971,000 shares of common stock.

 Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.       We would not be able to pay our debts as they become due in the usual course of business; or

2.       Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We declared a six share for every one share issued and outstanding stock dividend in March 2009.  The record date for this stock dividend was March 25, 2009 and the pay date was March 27, 2009.  As a result of the issuance of this stock dividend our issued and outstanding share capital increased from 5,853,000 shares to 40,971,000 shares of common stock.

We do not plan to declare any further dividends in the foreseeable future.

Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 7. Management Discussion and Analysis or Plan of Operations

2009 Business Environment

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2008, causing a loss of confidence in the broader North American and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital ni the equity markets also may not be available on terms acceptable to us or at all.

Looking at the year ahead, management believes, at this time, the industry slowdown and lack of available funding will adversely impact the ability for many companies to advance exploaration of early stage properties such as ours.  Furthermore, it is our opinion, that companies with no source of current or future revenue, overly leveraged balance sheets, diluted share structures, or the need to go to the equity markets to raise capital could have a difficult time going forward.  While downturn markets are traditionally times where the public is bullish for precious metals, notably gold, the magnitude and all-encompassing nature of the current crisis and deleveraging are expected to have an impact on our business along with many others.  We do not expect we will be able to  escape the impact of the industry downturn or economic crisis and expect that our business plans may be delayed or stopped entirely.

Results of Operation

For the year ended February 28, 2009 and February 29, 2008 and the period from February 14, 2007 (inception) to February 28, 2009:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK – Net cash provided by financing activities during the year ended February 28, 2008 was $0 (year ended February 29, 2008 - $48,150).

LIQUIDITY - At February 28, 2009, Sillenger had assets of $15,699 consisting of cash ($44,589 – February 29, 2008).  Sillenger had $ 7,000 ($3,500 – February 29, 2008) in liabilities of which is owed for Accounts Payable.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  We will require additional funding in order to cover all anticipated administration costs and to proceed with our proposed exploration program on the Bulkley Mineral Claims , estimated to cost a minimum of $20,000 over the next twelve months.  We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern

Expenses

SUMMARY – Total expenses were $32,390 for the year ended February 28, 2009.  Expenses have increased as compared to the year ended February 28, 2009 by $22,336 from $ 10,054 in the previous year ended February 29, 2008.  A total of $42,451 in expenses has been incurred by Sillenger since inception on February14, 2007 through to February 28, 2009.  The increase in costs over the past year is primarily related to Sillenger having filed a registration statement to qualify shares held by its stockholders for resale.  The costs can be subdivided into the following categories.

  Other Expenses: $8,061  in other expenses (includes administrative costs) were incurred for the year ended February 28, 2009 as compared to $1,010  for the year ended February 28, 2009 while a total of $9,078 was incurred in the period from inception on February 14, 2007 to February 28, 2009.

  Professional Fees: Sillenger incurred $23,449 in professional fees for the year ended on February 28, 2009 as compared to $8,664 for the year ended February 29, 2008. From inception to February 28, 2009, we have incurred a total of $32,113 in professional fees mainly spent on legal and accounting matters.

  Exploration Costs: Sillenger relies primarily on outside consultants and not salaried employees to conduct its exploration of its property.  As a result, Sillenger incurred $880 in exploration costs for the year ended February 28, 2009 and $380 was incurred for the year ended February 29, 2008. For the period February 14, 2007 (inception) through February 28, 2009, Sillenger has spent a total of $1,260 on exploration.

Sillenger continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Sillenger does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Plan of Operations

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Sillinger mineral property. We have enough cash to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start Phase Two in the summer of 2010 if the results of our Phase One exploration program is successful. The following is a brief summary of our three phase exploration plan:

1.     We plan to compile and correlate historical reports for the area if we are able to obtain them from the Province of British Columbia. We anticipate there will be no cost for this activity since our President will conduct the compilation and correlation free of charge.

2.     As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration

3.     program. This Phase One exploration program is expected to cost CDN$20,000 and consist of reconnaissance mapping and prospecting as well as reconnaissance soil and silt geochemistry. We plan to commence the Phase One exploration in August 2009.

4.      Based on any preliminary results of the Phase One exploration program we may stake additional claims around the Sillenger mineral claim. Our consulting geologist indicates that we should be             prepared to stake as many as 100 additional claim units it they are available for staking, in which case we would plan to spend CDN$4,000 for this staking activity.

5.     We will review the results of the Phase One exploration program in October 2009. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Two program. Our consulting geologist has indicated that we should budget      CDN$20,000 for our Phase Two program. If we proceed with a Phase Two program we would do so in July 2010.

6.      In the case that the Phase Two exploration program takes place, we will review its results in September 2010 ..If we are able to continue to confirm elevated metal values at specific hand drilled targets we would plan for a In the case that the Phase Two exploration program takes place, we will review its results in September 2010. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program has a substantial cost associated with it, due to the fact that there would be major expenditures for geophysical surveys followed by drilling. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would commence in June 2011.

As at Februrary 28, 2009, we had a cash balance of $15,699. We have enough cash on hand to complete our Phase One exploration program. If the Phase One exploration program is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010.

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

Item 7A. Quantitive and Qualitive Disclosure About Market Risk

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

 Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules that constitute Item 8 of Form 10-K immediately follow on the next page.

Sillenger Exploration Corp.
(An Exploration Stage Company)

February 28, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Sillenger Exploration Corp.
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Sillenger Exploration Corp.  (the "Company") as of February 28, 2009 and February 28, 2008, and the related statements of operations, stockholders' equity, and cash flows for the periods then ended and for the period from February 14, 2007 (Date of Inception) through February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sillenger Exploration Corp.  as of February 28, 2009 and February 28, 2008, and the results of its operations and its cash flows for the periods then ended and  from February 14, 2007 (Date of Inception) through February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
April 22, 2009

SILLENGER EXPLORATION CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of February 28, 2009 and February 29, 2008

	2009	2008
ASSETS

Current Assets
Cash	$ 15,699	$ 44,589

Total assets	$ 15,699	$ 44,589

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$ 7,000	$ 3,500

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 5,823,000 shares issued and outstanding	5,823	5,823
Additional paid in capital	45,327	45,327
Deficit accumulated during the exploration stage	(42,451)	(10,061)
Total stockholders' equity	8,699	41,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,699	$ 44,589

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the years ended February 28, 2009 and February 29, 2008
For the period from February 14, 2007 (Date of Inception) through February 28, 2009

	Year ended February 28, 2009	Year ended February 29, 2008	Period from February 14, 2007 (Inception) to February 28, 2009

General and administrative expenses:
Professional fees	$ 23,449	$ 8,664	$ 32,113
Exploration costs	880	380	1,260
Other	8,061	1,010	9,078
Total general and administrative expenses	32,390	10,054	42,451

Net loss	$ (32,390)	$ (10,054)	$ (42,451)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,823,000	5,823,000

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period from February 14, 2007 (Date of Inception) through February 28, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$ 3,000	$ -	$ -	$ 3,000
Net loss for the period	-	-	-	(7)	(7)
Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993
Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250
Issuance of common stock for cash at $.05 per share	498,000	498	24,402	-	24,900
Net loss for the period	-	-	-	(10,054	(10,054)

Balance, February 29, 2008	5,823,000	5,823	45,327	(10,061)	41,089
Net loss for the period	-	-	-	(32,390)	(32,390)

Balance, February 28, 2009	5,823,000	$ 5,823	$ 45,327	$ (42,451)	$ 8,699

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the years ended February 28, 2009 and February 29, 2008
For the period from February 14, 2007 (Date of Inception) through February 28, 2009

	For the year ended February 28, 2009	For the year ended February 29, 2008	Period from February 14, 2007 (Inception) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (32,390)	$ (10,054)	$ (42,451)
Change in non-cash working capital items Increase in accrued expenses	3,500	3,500	7,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(28,890)	(6,554)	(35,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-0-	48,150	51,150

NET INCREASE (DECREASE) IN CASH	(28,890)	41,596	15,699
Cash, beginning of period	44,589	2,993	-
Cash, end of period	$ 15,699	$ 44,589	$ 15,699

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sillenger Exploration Corp. ("Sillenger" or the "Company") was incorporated in Nevada on February 14, 2007.  Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations.  Sillenger is currently in the process of acquiring certain mining claims.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has adopted SFAS 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Sillenger does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Sillenger has recurring losses and has a deficit accumulated during the exploration stage of $38,951 as of February 28, 2009.  Sillenger's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY RIGHTS

During the period ended February 28, 2008, the Company acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. The property is being held in trust for the Company by a third party.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

February 28,
2009
Refundable Federal income tax attributable to:
Current Operations	$ 11,013
Less: valuation allowance	(11,013)
Net provision for Federal income taxes	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

February 28,
2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 14,433
Less: valuation allowance	(14,433)
Net deferred tax asset	$ -

At February 28, 2009, Sillenger had an unused net operating loss carryover approximating $42,450 that is available to offset future taxable income; it expires beginning in 2027.

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

 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Sillenger has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 9A. Controls and Procedures (a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation, our President and Chief Financial Officer have concluded that as of November 30, 2008, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our yearend financial statements as of February 28, 2009 and believe they are effective. Based upon her evaluation of our controls our President, Chief Executive Officer and Chief Financial Officer has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the last quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of February 28, 2009, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T) – Controls And Procedures

See Item 9A – Controls and Procedures above.

Item 9B. Other Information Share Dividend Issued

We declared a six share for every one share issued and outstanding stock dividend in March 2009.  The record date for this stock dividend was March 25, 2009 and the pay date was March 27, 2009.  As a result of the issuance of this stock dividend our issued and outstanding share capital increased from 5,853,000 shares to 40,971,000 shares of common stock.

We do not plan to declare any further dividends in the foreseeable future.

PART III

Item 10. Directors and Executive Officers, Promoters  and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

Carolyne Sing	77	President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director	February 14, 2007

Ms. Sing has held the above offices/positions since inception and is expected to hold said offices/positions until the next meeting of stockholders.

Background of Officers and Directors

Ms. Sing has acted as our sole Director and Officer since our inception on February 14, 2007. During the past five years, Ms. Sing has been a businesswoman in Vancouver, Canada, a private investor in residential and commercial real estate, blue chip equities, and fixed income instruments. In addition, she has freelanced as a tutor in high school mathematics and sciences, and served as a research assistant in various biological control projects at UBC and Agriculture Canada.

Given that Ms. Sing has no previous experience in mineral exploration or operating a mining company, she intends to perform her job for us by engaging consultants who have experience in the areas where she is lacking. Ms. Sing shall work to familiarize herself with our business by attending technical courses in Economic Geology at BCIT as well as various mineral exploration conferences in the summer and autumn of 2008.

Ms. Carolyne Sing has acted as our President, chief executive officer, principal accounting officer and as a director since our incorporation on February 14, 2007.

 Term of Office

Our director has been appointed to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Conflicts of Interest

We do not have any procedures in place to address conflicts of interest that may arise in our directors between our business and their other business activities.

We do not expect any conflict of interest between our President and Sillenger.

Significant Employees

Sillenger has no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors or officers have been:

  a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

  convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

Not Applicable.  We currently have only one director and officer, Ms. Carolyne Sing.

Audit Committee Financial Expert

Sillenger does not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, Sillenger does not have a member on its board of directors that has been designated as an audit committee "financial expert."  Sillenger does not believe that the addition of such an expert would add anything meaningful to Sillenger at this time.  It is also unlikely Sillenger would be able to attract an independent financial expert to serve on its Board of Directors at this stage of its development.  In order to entice such a director to join its Board of Directors Sillenger would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things Sillenger is unable to afford at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934.  Under this section Ms. Carolyne Sing is now required to file a Form 3 initial report with the Securities and Exchange Commission and file a Form 4 on any subsequent changes.  Ms. Sing has not bought or sold any securities since February 14, 2007 when  we issued 3,000,000 shares of our common stock to Ms. Carolyne Sing, for an aggregate purchase price of $3,000.00.

 Code of Ethics

Sillenger has not adopted a Code of Ethics at this time and the Board of Directors of Sillenger is reviewing the necessity of adopting such a document at this time by Sillenger given the composition of its Board of Directors and Officer and its scale of its operations at this time.

Item 11. Executive Compensation

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended February 28, 2009  to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during our 2009 fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Carolyne Sing President CEO, Treasurer, Secretary, Acting CFO and Director(1)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Ms. Sing was appointed President, CEO, Treasurer, Secretary and a Director of the Company on February 14, 2007, the date of our formation.
Compensation of Directors

Sillenger's sole officer and director has not received any compensation for her services rendered to Sillenger since inception. Carolyn Sing has agreed to act without compensation until authorized by the Board of Directors.  Further, Carolyne Sing is not accruing any compensation pursuant to any agreement with Sillenger.

Employment Contracts and Termination of Employment or Change of Control

 We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Sillenger for the benefit of its employees.

Equity Compensation Plan

Sillenger does not have an equity compensation plan and does not plan to implement such a plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information as of May 25, 2009, regarding the beneficial ownership of Sillenger's Common Stock by (i) each stockholder known by Sillenger to be the beneficial owner of more than 5% of Sillenger's Common Stock, (ii) by each Director and executive officer of Sillenger and (iii) by all executive officer and Directors of Sillenger as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(3)
Carolyne Sing, B.Sc President, Chief Executive Officer and Director 7839 -17th Avenue Burnaby, BC V3N 1M1	21,000,000(2) (Restricted securities as defined in the Securities Act of 1933)	51.25%
All officers and directors as a group (1 person).	21,000,000(2) (Restricted securities as defined in the Securities Act of 1933)	51.25%

(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.````
(2)

Sillenger declared a six share for every one share issued and outstanding stock dividend in March 2009.  The record date for this stock dividend was March 25, 2009 and the pay date was March 27, 2009.  As a result of the issuance of this stock dividend our issued and outstanding share capital increased from 5,853,000 shares to 40,971,000 shares of common stock.

(3)	The percent of class is based on 40,971,000 shares of common stock issued and outstanding as of May 25, 2009..

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner.

Equity Compensation Plan

We did not have an equity compensation plan in place during the fiscal year ended February 28, 2009.

Changes in Control

There are no present arrangements or pledges of Sillenger's securities which may result in a change in control of Sillenger.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On February 14, 2007 our sole Director and Officer, Carolyne Sing acquired 3,000,000 shares of our common stock at a price of $0.001 for proceeds of $3,000.

In return for Ms. Sing holding the Bulkley mineral claims in trust for us, we have agreed to make payments on behalf of Ms. Sing holding to keep the claim in good standing with the Province of British Columbia. We anticipate the amount of the payments to be made on behalf of Ms. Sing to be CDN $2,200 annually.

Ms. Sing donates services and rent to us that are recognized on our financial statements.

Except as noted above, none of the following parties has, since our inception on February 14, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters;

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

The promoter of our company is Carolyne Sing. Except for the transactions with Ms. Sing noted above, there is nothing of value to be received by each promoter, either directly or indirectly, from us. Additionally, except for the transactions noted above, there have been no assets acquired or are any assets to be acquired from each promoter, either directly or indirectly, from us.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).  We currently only have one director on our Board of Directors.

Item 14. Principal Accountant Fees and Services
Fees and Services

We were formed February 14, 2007.  Maddox Ungar Silberstein, PLLC, audited our financial statements for the fiscal years ended February 28, 2009 and February 29, 2008.  The following is an aggregate of fees billed for each of the last year for professional services rendered by our principal accountants:

	2009	2008
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$ 4,500	$ 4,300
Audit-related fees - review of each of the quarterly financial statements.	2,900	-
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-
All other fees – other services provided by our principal accountants.	1,400	-
Total fees paid or accrued to our principal accountants	$ 8,800	$ 4,300

Notes: (1)	This number is an estimate only.

Pre-Approval Policies and Procedures

We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and review assurance services.

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2009. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the audit committee of the board of directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants. Before engaging the auditors in additional services, the audit committee considers how these services will impact the entire engagement and independence factors.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed July 2, 2008).
3.3 10.1

Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed  July 2, 2008).
Bulkley Declaration of Trust concerning our mineral claims (incorporated by reference from our Form S-1 Registration Statement, filed June 2, 2008).

31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO & CFO

The Board of Directors has pre-approved specifically identified non-audit related services, including tax compliance, review of tax returns, documentation of processes and controls as submitted to the Board of Directors from time to time.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILLENGER EXPLORATION CORP. /s/ Carolyne Sing

By:	Carolyne Sing, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	May 28, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on May 28, 2009.

SILLENGER EXPLORATION CORP. /s/ Carolyne Sing

By:	Carolyne Sing, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	May 28, 2009