Form 10-Q
period 2009-05-31
SILLENGER EXPLORATION CORP.
filed 2009-07-15
CIK 1438882

OMB APPROVAL
OMB Number: 3235-0070
Expires: July 31, 2011
Estimated average burden hours per response: 187.5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended May 31, 2009
or
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-53420
SILLENGER EXPLORATION CORP.
(Name of registrant as specified in its charter)
NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7839 – 17th Avenue, Burnaby, British Columbia, Canada	V3N 1M1
(Address of principal executive offices)	(Zip Code)
604-521-2700
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

_X__Yes ____ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

_X__Yes ____ No

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

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
_X__Yes ____ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,761,000 common shares issued and outstanding as of July 10, 2009

ii

SILLENGER EXPLORATION CORP.

iii

 PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The information in this report for the Three months ended May 31, 2009 and May 31, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sillenger Exploration Corp. ("Sillenger" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the period.

The condensed consolidated financial statements should be read in conjunction with Sillenger's financial statements and the notes thereto contained in Sillenger's Audited Financial Statements for the year ended February 29, 2009, in the Form 10-K filed with the SEC on May 28, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

SILLENGER EXPLORATION CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at May 31, 2009 and February 28, 2009

ASSETS	May 31, 2009 (unaudited)	February 28, 2009 (unaudited)
Current assets
Cash	$6,260	$15,699
Total Current assets	6,260	15,699

TOTAL ASSETS	$6,260	$15,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,000	$7,000

TOTAL LIABILITIES	1,000	7,000

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 40,761,000 shares issued and outstanding after 6:1 stock dividend	40,761	5,823
Additional paid in capital	10,389	45,327 45,327
Deficit accumulated during the exploration stage	(45,890)	(42,451) (42,451)
Total stockholders’ equity	5,260	8,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,260	$15,699 15,699

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months ended May 31, 2009 and 2008
Period from February 14, 2007 ( Inception) to May 31, 2009

	Three months ended May 31, 2009	Three months ended May 31, 2008	Period from February 14, 2007 (Inception) to May 31, 2009

Revenues	$0-	$0-	$0-

General and administrative expenses:
Professional fees	2,079	6,550	34,192
Exploration costs	-0-	500	1,260
Other	1,360	102	10,438
Total general and administrative	3,439	7,152	45,890
Net loss	$(3,439)	$(7,152)	(45,890)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted, adjusted for 6:1 stock dividend	40,761,000	40,761,000

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from February 14, 2007 (Date of Inception) through May 31, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$3,000	$-	$-	$3,000
Net loss for the period	-	-	-	(7)	(7)
Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993
Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250
Issuance of common stock for cash at $.05 per share	498,000	498	24,402	-	24,900
Net loss for the period	-	-	-	(10,054)	(10,054)
Balance, February 29, 2008	5,823,000	5,823	45,327	(10,061)	41,089

Net loss for the period	-	-	-	(32,390)	(32,390)
Balance, February 28, 2009	5,823,000	5,823	45,327	(42,451)	8,699
Stock dividend	34,938,000	34,938	(34,938)	-	-
Net loss for the period	-	-	-	(3,439)	(3,439)
Balance, May 31, 2009	40,761,000	$40,761	$10,389	$(45,890)	$5,260

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three months ended May 31, 2009 and 2008
Period from June 29, 2007 (Date of Inception) to May 31, 2009

	Three months ended May 31, 2009	Three months ended May 31, 2008	Period from February 14, 2007 (Inception) to May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,439)	$(7,152)	$(45,890)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(6,000)	(1,750)	1,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,439)	(8,902)	(44,890)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	51,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	-0-	51,150

NET INCREASE (DECREASE) IN CASH	(9,439)	(8,902)	6,260
Cash, beginning of period	15,699	44,589	-0-
Cash, end of period	$6,260	$35,687	$6,260

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sillenger Exploration Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report as of and for the periods ended February 28, 2009 filed with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K, have been omitted.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

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

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.  During the period ended May 31, 2009, the company declared a 6 to 1 stock dividend.  The shares outstanding have been calculated as if these additional shares were outstanding for the current and prior periods.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

Recent accounting pronouncements

Sillenger does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

Sillenger has recurring losses and has a deficit accumulated during the exploration stage of $45,890 as of May 31, 2009.  Sillenger’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern.  Sillenger’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the period ended May 31, 2009, Sillenger has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $46,000 at May 31, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$15,600
Valuation allowance	(15,600)
Net deferred tax asset	$-

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 5 – COMMON STOCK

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the period ended February 29, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash.

During the period ended May 31, 2009, the company declared a 6 to 1 stock dividend.  The common stock account and additional paid-in capital account were adjusted to reflect the par value of the additional shares issued.

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

2009 Business Environment

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2009, causing a loss of confidence in the broader North American and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital ni the equity markets also may not be available on terms acceptable to us or at all.

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

Results of Operation

For the quarter ended May 31, 2009 and May 31, 2008 and the period from February 14, 2007 (inception) to May 31,  2009:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK – Net cash provided by financing activities during the quarter ended May 31, 2009 was $0 ($0 – May 31, 2008). As of the date of May 31, 2009 Sillenger has 40,761,000 common shares issued and outstanding.

LIQUIDITY - At May 31, 2009, Sillenger had assets of $6,260 consisting of cash ($35,687 – May 31, 2008).  Sillenger had $1,000 in liabilities ($1,750 – May 31, 2008) of which is owed for accounts payable.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  We will require additional funding in order to cover all anticipated administration costs and to proceed with our proposed exploration program of the Buckley mineral claims, estimated to cost a minimum of $19,378 over the next twelve months to complete Phase One of our exploration program.  If the Phase One exploration program is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010.  We require approximately $25,875 to complete Phase Two of our exploration program. We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Bulkley mineral claims and our business will fail.

Expenses

SUMMARY – Total expenses were $3,439 for the quarter ended May 31, 2009 ($7,152 – May 31, 2008).  Expenses have decreased as compared to the quarter ended May 31, 2008 by $3,713.  A total of $45,890 in expenses has been incurred by Sillenger since inception on February14, 2007 through to May 31, 2009.  The decrease in costs over the past quarter as compared to the same period in 2008 is primarily related to Sillenger having reduced its professional and other expenses.  Many of the expenses incurred in 2008 related to the registration statement filed by Sillenger to qualify shares held by its stockholders for resale.  The costs this quarter can be subdivided into the following categories.

1.     Other Expenses: $1,360  in other expenses (includes administrative costs) were incurred for the quarter ended May 31, 2009 as compared to $102  for the quarter ended May 31, 2008 while a total of $10,438 was incurred in the period from inception on February 14, 2007 to May 31, 2009.

2.     Professional Fees: Sillenger incurred $2,079 in professional fees for the quarter ended on May 31, 2009 as compared to $6,550 for the quarter ended May 31, 2008. From inception to May 31, 2009, we have incurred a total of $34,192 in professional fees mainly spent on legal and accounting matters.

3.     Exploration Costs: Sillenger relies primarily on outside consultants and not salaried employees to conduct its exploration of its property.  As a result, Sillenger incurred $0 in exploration costs for the quarter ended May 31, 2009 and $500 was incurred for the quarter ended May 31, 2008. For the period February 14, 2007 (inception) through May 31, 2009, Sillenger has spent a total of $1,260 on exploration.

Sillenger continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Sillenger does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Plan of Operations

Exploration Plan

On June 4, 2009 our President re-staked our mineral property which now have the Tenure numbers 605454, 605457, 605459. (see Exhibit 10.1 )

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Sillinger mineral property. We do not have enough cash to complete our Phase One, Phase Two or Phase Three programs. We will have to raise a minimum of $20,000 to complete our Phase One exploration program and if Phase One is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010.

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

3.    Based on any preliminary results of the Phase One exploration program we may stake additional claims around the Sillenger mineral claim. Our consulting geologist indicates that we should be   prepared to stake as many as 100 additional claim units it they are available for staking, in which case we would plan to spend CDN$4,000 for this staking activity.

4.    We will review the results of the Phase One exploration program in October 2009. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Two program. Our consulting geologist has indicated that we should budget      CDN$20,000 for our Phase Two program. If we proceed with a Phase Two program we would do so in July 2010.

5.    In the case that the Phase Two exploration program takes place, we will review its results in September 2010. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program has a substantial cost associated with it, due to the fact that there would be major expenditures for geophysical surveys followed by drilling. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would commence in June 2011.

As at May 31, 2009, we had a cash balance of $6,260. We do not have enough cash on hand to complete our Phase One exploration program. We will have to raise a minimum of $20,000 to complete our Phase One exploration program and if Phase One is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010.

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

Off-balance sheet arrangements

As of May 31, 2009, Sillenger  had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer have concluded that as of May 31, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of May 31, 2009 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of May 31, 2009, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended May 31, 2009, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SILLENGER EXPLORATION CORP.

Date: July 15, 2009	/s/ Carolyne Sing
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: July 15, 2009	/s/ Carolyne Sing
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer