Form 10-Q
period 2009-08-31
SILLENGER EXPLORATION CORP.
filed 2009-10-14
CIK 1438882

OMB APPROVAL
OMB Number: 3235-0070
Expires: July 31, 2011
Estimated average burden hours per response: 187.5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended August 31, 2009
or
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
604-521-2700
(Registrant's telephone number, including area code)
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

__X__ Yes 9; ____ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

__X__ Yes 9; ____ No

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

1
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__X__Yes 9; ____ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

40,761,000 common shares issued and outstanding as of October 14, 2009

SILLENGER EXPLORATION CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended August 31, 2009 and August 31, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sillenger Exploration Corp. ("Sillenger" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the period.

The condensed consolidated financial statements should be read in conjunction with Sillenger's financial statements and the notes thereto contained in Sillenger's Audited Financial Statements for the year ended February 29, 2009, in the Form 10-K filed with the SEC on May 28, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

SILLENGER EXPLORATION CORP.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at August 31, 2009 and February 29, 2009

ASSETS	August 31, 2009	February 29, 2009
		(audited)
Current assets
Cash	$2,729	$15,699
Total current assets	2,729	15,699

TOTAL ASSETS	$2,729	$15,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,000	$7,000

TOTAL LIABILITIES	1,000	7,000

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 40,761,000 shares issued and outstanding after 6:1 stock split	5,823	5,823
Additional paid in capital	45,327	45,327
Deficit accumulated during the exploration stage	(49,421)	(42,451)
Total stockholders' equity	1,729	8,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,729	$15,699

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three months and six months ended August 31, 2009 and August 31, 2008
Period from February 14, 2007 (Inception) to August 31, 2009

	Three months ended August 31, 2009	Three months ended August 31, 2008	Six months ended August 31, 2009	Six months ended August 31, 2008	Period from February 14, 2007 (Inception) to August 31, 2009

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	2,556	5,340	4,635	11,890	36,748
Exploration costs	-0-	380	-0-	880	1,260
Other	975	2,808	2,335	2,910	11,413
Total general and administrative	3,531	8,528	6,970	15,680	49,421

Net loss	$(3,531)	$(8,528)	$(6,970)	$(15,680)	$(49,421)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	40,761,000	40,761,000	40,761,000	40,761,000

See accompanying notes to financial statements

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
Period from February 14, 2007 (Date of Inception) through August 31, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$3,000	$-	$-	$3,000
Net loss for the period	-	-	-	(7)	(7)
Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993
Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250
Issuance of common stock for cash at $.05 per share	498,000	498	24,402	-	24,900
Net loss for the period	-	-	-	(10,054)	(10,054)
Balance, February 29, 2008	5,823,000	$5,823	$45,327	$(10,061)	$41,089

Net loss for the period	-	-	-	(32,390)	(32,390)
Balance, February 28, 2009	5,823,000	$5,823	$45,327	$(42,451)	$8,699

Stock dividend	34,938,000
Net loss for the period	-	-	-	(6,970)	(6,970)
Balance, August 31, 2009	40,761,000	$5,823	$45,327	$(49,421)	$1,729

See accompanying notes to financial statements

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Six months ended August 31, 2009 and 2008
Period from February 14, 2007 (Inception) to August 31, 2009

	Six months ended August 31, 2009	Six months ended August 31, 2008	Period from February 14, 2007 (Inception) to August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,970)	$(15,680)	$(49,421)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(6,000)	(1,750)	1,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,970)	(17,430)	(48,421)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	51,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	-0-	51,150

NET INCREASE (DECREASE) IN CASH	(12,970)	(17,430)	2,729
Cash, beginning of period	15,699	44,589	-0-
Cash, end of period	$2,729	$27,159	$2,729

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

F-4.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sillenger Exploration Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

Mineral Properties

Cost of license acquisition, exploration and carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company will disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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
August 31, 2009

Recent accounting pronouncements

Sillenger does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Sillenger has recurring losses and has a deficit accumulated during the exploration stage of $49,421 as of August 31, 2009. Sillenger's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern. Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 - INCOME TAXES

For the period ended August 31, 2009, Sillenger has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $49,000 at August 31, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$16,600
Valuation allowance	(16,600)
Net deferred tax asset	$-

NOTE 5 - COMMON STOCK

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the period ended February 29, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash.

During the period ended August 31, 2009, the company declared a 6 to 1 stock dividend.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

NOTE 5 - COMMON STOCK

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the period ended February 29, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash.

During the period ended August 31, 2009, the company declared a 6 to 1 stock dividend.

NOTE 6 - COMMITMENTS

Sillenger neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through October 14, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operation

For the quarter ended August 31August 31, 2009 and August 31August 31, 2008 and the period from February 14, 2007 (inception) to August 31August 31, 2009:

Financial Condition and Liquidity

REVENUE - Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK - Net cash provided by financing activities during the quarter ended August 31, 2009 was $0 ($0 - August 31, 2008). As of the date of August 31, 2009 Sillenger has 40,761,000 common shares issued and outstanding.

LIQUIDITY - At August 31, 2009, Sillenger had assets of $6,260 consisting of cash ($35,687 - August 31, 2008). Sillenger had $1,000 in liabilities ($1,750 - August 31, 2008) of which is owed for accounts payable.

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

Expenses

SUMMARY - Total expenses were $3,531 for the quarter ended August 31, 2009 ($8,528 - August 31, 2008). Expenses have decreased as compared to the quarter ended August 31, 2008 by $4,997. A total of $49,421 in expenses has been incurred by Sillenger since inception on February14, 2007 through to August 31, 2009. The decrease in costs over the past quarter as compared to the same period in 2008 is primarily related to Sillenger having reduced its professional and other expenses. Many of the expenses incurred in 2008 related to the registration statement filed by Sillenger to qualify shares held by its stockholders for resale. The costs this quarter can be subdivided into the following categories.

  Other Expenses: $975 in other expenses (includes administrative costs) were incurred for the quarter ended August 31, 2009 as compared to $2,808 for the quarter ended August 31, 2008 while a total of $11,413 was incurred in the period from inception on February 14, 2007 to August 31, 2009.

  Professional Fees: Sillenger incurred $2,556 in professional fees for the quarter ended on August 31, 2009 as compared to $5,340 for the quarter ended August 31, 2008. From inception to August 31, 2009, we have incurred a total of $36,748 in professional fees mainly spent on legal and accounting matters.

  Exploration Costs: Sillenger relies primarily on outside consultants and not salaried employees to conduct its exploration of its property. As a result, Sillenger incurred $0 in exploration costs for the quarter ended August 31, 2009 and $380 was incurred for the quarter ended August 31, 2008. For the period February 14, 2007 (inception) through August 31, 2009, Sillenger has spent a total of $1,260 on exploration.

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

As at August 31, 2009, we had a cash balance of $2,729. We do not have enough cash on hand to complete our Phase One exploration program. We will have to raise a minimum of $15,000 to complete our Phase One exploration program and if Phase One is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010.

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

Off-balance sheet arrangements

As of August 31, 2009, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation, our President and Chief Financial Officer have concluded that as of August 31, 2009, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of August 31, 2009 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of August 31, 2009, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A - Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the six months ended August 31, 2009, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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
SILLENGER EXPLORATION CORP.

Date: October 14, 2009	/s/ Carolyne Sing
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

/s/ Carolyne Sing
Date: October 14, 2009
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer