Form 10-Q
period 2009-09-30
SILLENGER EXPLORATION CORP.
filed 2010-01-14
CIK 1438882

OMB APPROVAL
OMB Number: 3235-0070
Expires: July 31, 2011
Estimated average burden hours per response: 187.5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended November 30, 2009
or
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

X Yes ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

X Yes ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Small Reporting Company	X

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,811,000 common shares issued and outstanding as of January 14, 2010.

ii

SILLENGER EXPLORATION CORP.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The information in this report for the nine months ended November 30, 2009 and November 30, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Sillenger Exploration Corp. ("Sillenger" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the period.

The condensed consolidated financial statements should be read in conjunction with Sillenger's financial statements and the notes thereto contained in Sillenger's Audited Financial Statements for the year ended February 28, 2009, in the Form 10-K filed with the SEC on May 28, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

SILLENGER EXPLORATION CORP.
(A EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at November 30, 2009 and February 28, 2009

ASSETS	November 30, 2009	February 28, 2009
	(unaudited)	(audited)
Current assets
Cash	$ 9,457	$ 15,699
Total current assets	9,457	15,699

TOTAL ASSETS	$ 9,457	$ 15,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,000	$ 7,000

TOTAL LIABILITIES	1,000	7,000

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 75,000,000 shares authorized, 40,811,000 shares issued and outstanding after 6:1 stock dividend ( February 28, 2009 – 40,761,000 shares issued and outstanding)	5,873	5,823
Additional paid in capital	55,277	45,327
Deficit accumulated during the exploration stage	(52,693)	(42,451)
Total stockholders’ equity	8,457	8,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 9,457	$ 15,699

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

Three months and nine months ended November 30, 2009 and November 30, 2008

Period from February 14, 2007 (Inception) to November 30, 2009

	Three months ended November 30, 2009	Three months ended November 30, 2008	Nine months ended November 30, 2009	Nine months ended November 30, 2008	Period from February 14, 2007 (Inception) to November 30, 2009

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	2,700	-0-	7,335	11,890	39,448
Exploration costs	-0-	-0-	-0-	880	1,260
Other	572	3,658	2,907	6,565	11,985
Total general and administrative	3,272	3,658	10,242	19,338	52,693

Net loss	$(3,272)	$(3,658)	$(10,242)	$(19,338)	$(52,693)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	40,794,333	40,761,000	40,772,111	40,761,000

See accompanying notes to financial statements

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from February 14, 2007 (Date of Inception) through November 30, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	3,000,000	$ 3,000	$ -	$ -	$ 3,000
Net loss for the period	-	-	-	(7)	(7)
Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993
Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250
Issuance of common stock for cash at $.05 per share	498,000	498	24,402	-	24,900
Net loss for the period	-	-	-	(10,054	(10,054)
Balance, February 29, 2008	5,823,000	5,823	45,327	(10,061)	41,089

Net loss for the period	-	-	-	(32,390)	(32,390)
Balance, February 28, 2009	5,823,000	5,823	45,327	(42,451)	8,699
Stock dividend	34,938,000
Issuance of common stock for cash at $.20 per share	50,000	50	9,950	-	10,000
Net loss for the period	-	-	-	(10,242)	(10,242)
Balance, November 30, 2009	40,811,000	$ 5,873	$ 55,277	$ (52,693)	$ 8,457

See accompanying notes to financial statements

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

Nine months ended November 30, 2009 and November 30, 2008

Period from February 14, 2007 (Inception) to November 30, 2009

	Nine months ended November 30, 2009	Nine months ended November 30, 2008	Period from February 14, 2007 (Inception) to November 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,242)	$ (19,338)	$ (52,693)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(6,000)	(1,750)	1,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,242)	(21,088)	(51,693)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	10,000	-0-	61,150
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	-0-	61,150

NET INCREASE (DECREASE) IN CASH	(6,242)	(21,088)	9,457
Cash, beginning of period	15,699	44,589	-0-
Cash, end of period	$ 9,457	$ 23,501	$ 9,457

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sillenger Exploration Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Sillenger Exploration Corp. (“Sillenger”) was incorporated in Nevada on February 14, 2007.  Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations.

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

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

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
NOTES TO THE FINANCIAL STATEMENT
November 30, 2009

Recent accounting pronouncements

Sillenger does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

Sillenger has recurring losses and has a deficit accumulated during the exploration stage of $52,693 as of November 30, 2009.  Sillenger’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern.  Sillenger’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the period ended November 30, 2009, Sillenger has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $52,000 at November 30, 2009, and will begin to expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	17,900
Valuation allowance	(17,900)
Net deferred tax asset	$ -

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 5 – COMMON STOCK

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the period ended February 29, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash.

During the period ended November 30, 2009, the company issued 50,000 shares of stock for $10,000 cash.

During the period ended November 30, 2009, the company declared a 6 to 1 stock dividend.

NOTE 6 – COMMITMENTS

Sillenger neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

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

Results of Operation

For the quarter ended November 30, 2009 and November 30, 2008, the nine month period ended November 30, 2009 and November 30, 2008, the year ended February 28, 2009 and the period from February 14, 2007 (inception) to November 30, 2009:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK – Net cash provided by equity financing activities during the nine months ended November 30, 2009 was $10,000 ($0 – November 30, 2008). As of the date of November 30, 2009 and January 14, 2009, Sillenger has 40,811,000 common shares issued and outstanding.

LIQUIDITY - At November 30, 2009, Sillenger had assets of $9,457 consisting of cash ($15,699 – February 28, 2009).  Sillenger had $1,000 in liabilities ($7,000 –  February 28, 2009) of which is owed for accounts payable.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  We will require additional funding in order to cover all anticipated administration costs and to proceed with our proposed exploration program of the Buckley mineral claims, estimated to cost a minimum of $19,378 over the next twelve months to complete Phase One of our exploration program.  If the Phase One exploration program is successful we will have to raise additional funds so that Phase Two exploration can be subsequently commenced.  We require approximately $25,875 to complete Phase Two of our exploration program. We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Bulkley mineral claims and our business will fail.

Expenses

SUMMARY – Total expenses were $3,272 for the quarter ended November 30, 2009 ($3,658 – November 30, 2008).  Expenses have decreased as compared to the quarter ended November 30, 2008 by $386.  A total of $52,693 in expenses has been incurred by Sillenger since inception on February14, 2007 through to November 30, 2009.  The decrease in costs over the past quarter as compared to the same period in 2008 is primarily related to Sillenger having reduced its other expenses.  Many of the expenses incurred in 2008 related to the registration statement filed by Sillenger to qualify shares held by its stockholders for resale.  The costs this quarter can be subdivided into the following categories.

1.     Other Expenses: $572  in other expenses (includes administrative costs) were incurred for the quarter ended November 30, 2009 as compared to $3,658  for the quarter ended November 30, 2008 while a total of $11,985 was incurred in the period from inception on February 14, 2007 to November 30, 2009.

2.    Professional Fees: Sillenger incurred $2,700 in professional fees for the quarter ended on November 30, 2009 as compared to $0 for the quarter ended November 30, 2008. From inception to November 30, 2009, we have incurred a total of $39,448 in professional fees mainly spent on legal and accounting matters.

3.    Exploration Costs: Sillenger will rely primarily on outside consultants and not salaried employees to conduct its exploration of its property.  As a result, Sillenger incurred $0 in exploration costs for the quarter ended November 30, 2009 and $0 was incurred for the quarter ended November 30, 2008. For the period February 14, 2007 (inception) through November 30, 2009, Sillenger has spent a total of $1,260 on exploration costs.

Sillenger continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Sillenger does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Plan of Operations

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Sillinger mineral property. We currently do not have enough funds to complete our Phase One, Phase Two or Phase Three programs which we would plan to start Phase Two in the summer of 2011 if the results of our Phase One exploration program is successful. The following is a brief summary of our three phase exploration plan:

1.      We plan to compile and correlate historical reports for the area if we are able to obtain them from the Province of British Columbia. We anticipate there will be no cost for this activity since our President will conduct the compilation and correlation free of charge.

2.      As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program. This Phase One exploration program is expected to cost CDN$19,378 and consist of reconnaissance mapping and prospecting as well as reconnaissance soil and silt geochemistry. We had originally planned  to commence the Phase One exploration in August 2009.  We were unable to do so as we were unsuccessful in raising additional cash for this purpose.  In order to conserve what cash we did have on hand we decided to defer Phase One to the spring of 2010.  If we are successsful in raising additional cash we plan on commencing Phase One exploration in May of 2010.

3.      Based on any preliminary results of the Phase One exploration program we may stake additional claims around the Sillenger mineral claim. Our consulting geologist indicates that we should be prepared to stake as many as 100 additional claim units it they are available for staking, in which case we would plan to spend CDN$4,000 for this staking activity.

4.     We will review the results of the Phase One exploration program in August 2010. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Two program. Our consulting geologist has indicated that we should budgetCDN$20,000 for our Phase Two program. If we proceed with a Phase Two program we would do so in the spring of 2011.

6.      In the case that the Phase Two exploration program takes place, we will review its results in September 2011. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would plan for a In the case that the Phase Two exploration program takes place, we will review its results in September 2011. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program has a substantial cost associated with it, due to the fact that there would be major expenditures for geophysical surveys followed by drilling. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would commence in June 2012.

As at November 30, 2009, we had a cash balance of $9,457. We do not have enough cash on hand to complete our Phase One exploration program. We will have to raise a minimum of $15,000 to complete our Phase One exploration program and if Phase One is successful we will have to raise additional funds starting in January 2010 so that Phase Two exploration could commence in June 2010.

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

Off-balance sheet arrangements

As of November 30, 2009, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer have concluded that as of November 30, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of November 30, 2009 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of November 30, 2009, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the nine months ended  November 30, 2009, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SILLENGER EXPLORATION CORP.

Date: January 14, 2010	“Carolyne Sing”
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: January 14, 2010	“Carolyne Sing”
By:	Carolyne Sing, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer