Form 10-K
period 2010-02-28
SILLENGER EXPLORATION CORP.
filed 2010-06-01
CIK 1438882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
	OMB Number:	3235-0063
	Expires:	April 30, 2013
FORM 10-K	Estimated average burden
	hours per response:	2 ,102.90

(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended February 28, 2010
or
9	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

Commission File Number: 000-53420

SILLENGER EXPLORATION CORP.
(Exact name of registrant specified in its charter)

	Nevada	N/A
	(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

468 North Camden Dr., Suite 200, Los Angeles, CA			90210
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:		(310) 860-5686

Securities Registered under Section 12(b) of the Exchange Act:

Title of each class		Name of each exchange on which registered
NOT APPLICABLE		NOT APPLICABLE

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
9 Yes :No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
9 Yes : No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

: Yes 9 No

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
: Yes 9 No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of  last  business day of the registrant's most recently completed second fiscal quarter.

19,811,000 x $0.10 (August 31,2009 bid/ask price) = $1,981,100

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTSY PROCEEDINGS DURING THE PRECEDEING FIVE YEARS:

Indicate by check mark  whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    N/A

Yes 9 No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
40,811,000 common shares issued and outstanding as of May 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1. Description of Business.

General Development of Business

We are a gold exploration company in the pre-exploration stage and were incorporated on February 14, 2007. Sillenger Exploration Corp. ("Sillenger" or the "Company") has acquired a 100% interest in three mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for CDN$379 (the "Bulkley mineral claims"). The claims are registered in the name of our former President, who has executed a trust agreement with us June 4, 2009, whereby she agrees to hold the claims in trust on our behalf. To date we have not performed any exploration or work on the claims. We have not had any bankruptcy, receivership or similar proceeding and have had no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets other than the acquisition of the three Bulkley mineral claims.

In the fall of 2008, our shareholders began selling shares they held in us pursuant to a registration statement filed on Form S-1 with the Securities and Exchange Commission. The terms of the offering is outlined in the Form S-1 registration statement and in the Rule 424(b)(4) prospectus, both of these doucments can be found in their entirety on the SEC's website at www.sec.gov, under Registration Number 333-152075.

Our Business

We are a start-up, pre-exploration-stage company, and have not yet generated or realized any revenues from our business operations.  We must raise additional capital in order to continue to implement our plan and stay in business.  Sillenger has acquired a 100% interest in three mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for CDN$379 (the "Bulkley mineral claims"). The claims are registered in the name of our former President, who has executed a trust agreement with us June 4, 2009, whereby she agrees to hold the claims in trust on our behalf.  To date we have not performed any exploration or work on the claim.

We have also just recently entered into a Memorandum of Understanding with government officials of the Republic of Guinea-Bissau for business development in Guinea-Bissau.

Competitive Conditions

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners.  Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries, propane, and a global satellite telephone. All of these types of materials are readily available in either the city of Vancouver or town of Atlin in British Columbia, Canada from a variety of suppliers and can be purchased or imported to Guinea-Bissau.

Dependence on Major Customers

We have no customers at this time.

Intellectual Property and Agreements

We have no intellectual property such as patents or trademarks.  Additionally, we have no royalty agreements or labor contracts.

Government Approvals and Regulations

We are required to comply with all regulations defined in the Mineral Tenure Act of the Province of British Columbia and regulations in Guinea-Bissau.

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

Employees

We have no full time or part time employees.  On May 12, 2010, Mr. Gillespie was appointed as our President and Chief Executive Officer.  Mr. Gillespie has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of of independent geologists and consultants we retain on a contract basis to conduct the exploration program on our Bulkley mineral claims,  in Guinea-Bissau or as other opportunities become available to us.

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

You may read and copy any materials we file with the SEC at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  These materials are also available electronically in Canada on SEDAR at www.sedar.com.

Item 1A. Risk Factors.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 1B. Unresolved Staff Comments.

None.  Note: No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 2. Description of Property.

Bulkley Mineral Claims

Legal Status of Bulkley Mineral Claims

Sillenger has acquired a 100% interest in the three mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for CDN$379. The claims are registered in the name of our former President, Ms. Sing, who has executed a trust agreement with us June 2, 2008, whereby she agrees to hold the claim in trust on our behalf. The total cost of the three Bulkley mineral claims charged to operations by us on our financial statements is $379 and this figure represents the reimbursement paid to our president in CDN Dollars.

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

Bulkley Mineral Claims Description

The claims are in an area of 947 hectares, which is equivalent to an area of 2,340 acres.  The tenure number, name, owner number, work record to date, status, mining division, area, and tag numbers as typically recorded in British Columbia is as follows:

Tenure Number	Claim Number	Number	Good to Date	Status	Area
605454	Bulkley 1	208930 100%	2010/June/04	GOOD	294.4642
605457	Bulkley 2	208930 100%	2010/June/04	GOOD	310.8017
605459	Bulkley 3	208930 100%	2010/June/04	GOOD	343.6187

Our consulting geologist on this project is Stephen Butrenchuk and he has provided us with recommendations of how we should explore our claims.

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

See maps on following pages.

Bulkley Claims
N
Image © 2008 DigitalGlobe
Image © 2008 TerraMetrics
©2007 Google™
Pointer 59°38'58.36" N 134°29'53.81" W elev 2957 ft Streaming |||||||||| 100% Eye alt 15635 ft

Conditions to Retain Title to Bulkley Mineral Claims

In order to retain title to the Sillenger Mineral Claims, in the Province of British Columbia the recorded holder of a mineral claims shall perform, or have performed, exploration and development work on the claims to a value of CDN$4 per hectare a year per unit plus a CDN$100 recording fee per claim.  A statement of work must be submitted on or before the anniversary date of the claim.  The anniversary date for our mineral claims is June 3, 2010.  Our mineral claims is a 947 hectare area, and thus requires us to spend a minimum of CDN$4,088 on valid exploration work and recording fees to keep the claim in good standing with the Province of British Columbia.  Alternately, we can make an annual  payment in lieu of work to the Province of British Columbia of CDN$4 per hectare plus a CDN$100 recording fee per claim for the same CDN$4,088 in order to keep the claims in good standing with the Province of British Columbia.  If we fail to make the required filings or payments, we could lose title to the claims and this could have an adverse impact on our business.

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

Geology of the Bulkley Mineral Claims

The Bulkley mineral claims as of the writing of this report have not been visited by our consulting geologist Stephen Butrenchuk. The geology of the property is based on geological information from the Province of British Columbia. This region lies within a northeasterly trending belt of Precambrian rocks comprised of scists quartzites and orthgneiss.  These rocks are unconformably overlain by volcanic rocks of the Upper Triassic Stuhini Group.  These rocks have been intruded by Cretaceous to Tertiary igneous intrusions.  Also present are minor intrusions of ultramafic rocks.   This area  has the potential to host economically important mineral deposits, including  gold, cobalt, and platinum group element deposits.  However, we have yet to prove that any of these types of mineral deposits exist on our claims.  Our mineral claims do not have any known resource or reserves.

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

Item 3. Legal Proceedings.

Sillenger is not a party to any legal proceedings.

Item 4. (Removed and Reserved)

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares became quoted on the Over-the-Counter Bulletin Board on December 8, 2008, under the symbol "SLGX".  On April 4, 2010 our common shares were removed from the OTCBB and moved to the OTCQB market, under the symbol "SLGX". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from QuoteMedia.com) from March 1, 2009 to February 28, 2010 were as follows:

Quarter Ended(1)(2)	High	Low
May 31, 2010	$1.59	$0.10
February 28, 2010	$0.10	$0.10
November 30, 2009	$0.10	$0.10
August 31, 2009	$0.105	$0.10
May 31, 2009	$0.30	$0.195
February 28, 2009	$0.00	$0.00
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	Sillenger was first quoted on the OTCBB on December 8, 2008 under the symbol "SLGX.OB".

Holders of Common Stock

As of May 20, 2010, we had 28 stockholders of record holding 40,811,000 shares of common stock.

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

Recent Sales of Unregistered Securities

On December 14, 2009, we issued 50,000 shares of our Common Stock to one investor, for an aggregate purchase price of $10,000. We relied on the exemption provided by Rule 903 of Regulation S of the Securities Act of 1934 to the subscriber on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investor represented to us that he was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and the investor included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investor agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933  or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

Item 6. Selected Financial Data.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 7. Management Discussion and Analysis or Plan of Operations.

2010 Business Environment

The disruptions in the credit and financial markets through 2008 and 2009 have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2009 seemingly was a turnaround year for stock markets, and a muted positive improvement in consumer optimism and general business conditions, the global economy still appears to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

In late 2009 Sillenger decided to seek a strategic and/or financial partner to help take Sillenger forward. We entered into discussions with an interested party with the goal of raising capital and conducting a work program on the Bulkley claims, and possibly some other projects. Unfortunately the two sides could not reach an acceptable deal and we parted ways. With the price of gold at record levels, management believes it would be prudent to continue seeking potential partners.

Results of Operation

For the year ended February 28, 2010 and February 29, 2009 and the period from February 14, 2007 (inception) to February 28, 2010:

Financial Condition and Liquidity

Revenue - Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

Common Stock  - Management anticipates Sillenger's external sources of liquidity will be private placements for equity conducted outside the United States. During the year ended February 28, 2010, Sillenger completed a private placement on December 14, 2009 where Sillenger issued 50,000 shares of common stock at $0.20 per share for proceeds of $10,000 (year ended February 29, 2009 - $0.00).

Liquidity - At February 28, 2010, Sillenger had assets of $6,700 consisting of cash ($15,699 - February 29, 2009).  Sillenger had $ 7,599 ($7,000 - February 29, 2009) in liabilities of which is owed for Accounts Payable.

Sillenger' internal sources of liquidity will be loans that may be available to Sillenger from management. Although Sillenger has no written arrangements with any of directors and officers, Sillenger expects that the directors and officers will provide Sillenger with internal sources of liquidity, if it is required.

There are no assurances that Sillenger will be able to achieve further sales of its common stock or any other form of additional financing. If Sillenger is unable to achieve the financing necessary to continue its plan of operations, then Sillenger will not be able to continue its exploration programs and its business will fail.

Expenses

Summary  - Total expenses were $19,598 for the year ended February 28, 2010.  Expenses have decreased as compared to the year ended February 28, 2009 by $12,792 from $ 32,390 in the previous year ended February 29, 2009.  A total of $62,049 in expenses has been incurred by Sillenger since inception on February14, 2007 through to February 28, 2010.  The increase in costs over the past year is primarily related to Sillenger having filed a registration statement to qualify shares held by its stockholders for resale.  The costs can be subdivided into the following categories.

  Other Expenses: $3,539  in other expenses (includes rent and administrative costs) were incurred for the year ended February 28, 2010 as compared to $8,061  for the year ended February 28, 2009 while a total of $12,617 was incurred in the period from inception on February 14, 2007 to February 28, 2010.

  Professional Fees: Sillenger incurred $16,059 in professional fees for the year ended on February 28, 2010 as compared to $23,449 for the year ended February 29, 2009. From inception to February 28, 2010, we have incurred a total of $48,172 in professional fees mainly spent on legal and accounting matters.
  Exploration Costs: Sillenger relies primarily on outside consultants and not salaried employees to conduct its exploration of its property.  As a result, Sillenger incurred $0.00 in exploration costs for the year ended February 28, 2010 and $880 was incurred for the year ended February 29, 2009. For the period February 14, 2007 (inception) through February 28, 2010, Sillenger has spent a total of $1,260 on exploration.

Sillenger continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Sillenger does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Plan of Operations

Exploration Plan

Our business plan up until April this year was to proceed with the exploration of the Bulkley claims to determine whether there are commercially exploitable reserves of base and precious metals. Although we have enough cash to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start Phase Two in the summer of 2010 if the results of our Phase One exploration program is successful.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required or on favorable terms. We are currently relying on loans that may be available to Sillenger from management.

With the price of gold at record levels, management believes it would be prudent to continue seeking potential partners to explore the Buckley claims.

We will also need to seek additional funding to pursue the new ventures in Africa identified by our new President and Chief Executive Officer Mr. John Gillespie. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program previously set out for the Buckley claim should we decide to proceed or any new projects identified in Africa. We believe that debt financing will not be an alternative for funding any further phases in our exploration program or potential projects in Africa or elsewhere. The risky nature of these enterprises and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine or project can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Subsequent Events

In April 2010, Ms. Sing was introduced to Mr. John Gillespie of Toronto, Ontario. Ms. Sing and Mr. Gillespie held several discussions about how he could assist Ms. Sing in taking Sillenger forward as a company.  Mr. Gillespie had, in Ms. Sing's opinion, some interesting ideas on natural resource exploration and concepts of maximizing returns while diminishing risks, and building value for Sillenger shareholders.

On May 12, 2010, Ms. Sing resigned as President and Chief Executive officer of Sillenger and appointed Mr. Gillespie as President and Chief Executive Officer of Sillenger.

Mr. Gillespie intends to utilize his network of contacts and agents in Africa to assist Sillenger in raising capital for African exploration projects.

Mr. Gillespie has also developed a proprietary method of land claims management that he believes will be of interest to governments of developing countries, particularly in certain African countries which foreign investors view as high risk due to perceived country instability.  Mr. Gillespie believes his land claims management system addresses many of the concerns held by foreign investors and resource companies in such countries. He also believes his concept will also appeal to resource companies in particular because it is designed to create a win-win scenario for both the governments and the resource companies.

On May 6, 2010, Sillenger announced a Memorandum of Understanding (MOU) with officials of the Republic of Guinea-Bissau for business development in Guinea-Bissau based on Mr. Gillespie's land claims mangement system.

On May 19, 2010, Sillenger appointed geologist, Dr. Allan Juhas, PhD, Director of Exploration for Sillenger. Dr. Juhas will evaluate opportunities and oversee Sillenger's exploration operations. Dr. Juhas is an Economic Geologist with extensive domestic and international experience in the management, design and supervision of exploration programs.

On May 26, 2010, Sillenger introduced its proprietary CLP Claims Licensing Program which is designed to help governments to provide a fast-track process for issuing the necessary bureaucratic documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination. This program is based on Mr. Gillespie's proprietary land claims management system.

On May 26, 2010, Ms. Sing closed an agreement with Mr Gillespie to sell Mr. Gillespie her block of Sillenger shares, which represents a controlling interest in Sillenger. Ms. Sing has agreed to step down as a director of Sillenger, and Mr. Gillespie will be appointed as a director as soon as possible.

Item 7A. Quantitive and Qualitive Disclosure About Market Risk.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules that constitute Item 8 of Form 10-K immediately follow on the next page.

Sillenger Exploration Corp.
(An Exploration Stage Company)

February 28, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sillenger Exploration Corp.
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Sillenger Exploration Corp., as of February 28, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from February 14, 2007 (date of inception) through February 28, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sillenger Exploration Corp. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the periods then ended and the period from February 14, 2007 (date of inception) through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 25, 2010

SILLENGER EXPLORATION CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND 2009

ASSETS	2010	2009
Current Assets
Cash	$ 6,700	$ 15,699

TOTAL ASSETS	$ 6,700	$ 15,699

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accrued expenses	$ 7,599	$ 7,000

Total Liabilities	7,599	7,000

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 75,000,000 shares authorized, 40,811,000 shares issued and outstanding after 6:1 stock split (February 28, 2009 - 40,761,000 issued and outstanding)	40,811	5,823
Additional paid in capital	3,514,139	45,327
Deficit accumulated during the exploration stage	(3,555,849)	(42,451)
Total stockholders' equity (deficit)	(899)	8,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,700	$ 15,699

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009
PERIOD FROM FEBRUARY 14, 2007 (INCEPTION) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Period from February 14, 2007 (Inception) to February 28, 2010

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	16,059	23,449	48,172
Exploration costs	0	880	1,260
Other	3,539	8,061	12,617
TOTAL OPERATING EXPENSES	19,598	32,390	62,049

LOSS FROM OPERATIONS	(19,598)	(32,390)	(62,049)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (19,598)	$ (32,390)	$ (62,049)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	40,781,833	40,761,000

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 14, 2007 (INCEPTION) TO FEBRUARY 28, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the exploration
	Shares	Amount	capital	Stage	Total
Issuance of common stock for cash to founders	3,000,000	$ 3,000	$ -	$ -	$ 3,000

Net loss for the period ended February 28, 2007	-	-	-	(7)	(7)

Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993

Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250

Issuance of common stock for cash at $.05 per share	498,000	498	24,402	-	24,900

Net loss for the year ended February 29, 2008	-	-	-	(10,054	(10,054)

Balance, February 29, 2008	5,823,000	5,823	45,327	(10,061)	41,089

Net loss for the year ended February 28, 2009	-	-	-	(32,390)	(32,390)

Balance, February 28, 2009	5,823,000	5,823	45,327	(42,451)	8,699

Stock dividend	34,938,000	34,938	3,458,862	(3,493,800)	0

Issuance of common stock for cash at $.20 per share	50,000	50	9,950	-	10,000

Net loss for the year ended February 28, 2010	-	-	-	(19,598)	(19,598)

Balance, February 28, 2010	40,811,000	$ 40,811	$ 3,514,139	$ (3,555,849)	$ (899)

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(A EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009
PERIOD FROM FEBRUARY 14, 2007 (INCEPTION) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Period from February 14, 2007 (Inception) to February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (19,598)	$ (32,390)	$ (62,049)
Changes in assets and liabilities:
Increase in accrued expenses	599	3,500	7,599
Cash Flow Used in Operating Activities	(18,999)	(28,890	(54,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	10,000	-	61,150
Cash Flows Provided by Financing Activities	10,000	-	61,150

NET INCREASE (DECREASE) IN CASH	(8,999)	(28,890)	6,700
Cash, beginning of period	15,699	44,589	-
Cash, end of period	$ 6,700	$ 15,699	$ 6,700

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Increase in paid in capital for stock dividend	$ 3,493,800	$ -	$ 3,493,800
Increase in accumulated deficit for stock dividend	$ (3,493,800)	$ -	$ 3,493,800

See accompanying notes to financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sillenger Exploration Corp. ("Sillenger" or the "Company") was incorporated in Nevada on February 14, 2007.  Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations.  Sillenger is currently in the process of acquiring certain mining claims.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Financial Instruments

The Company's financial instruments consists of cash and accrued expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company's predecessor operated as entity exempt from Federal and State income taxes.

Deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - GOING CONCERN

Sillenger has recurring losses and has accumulated operating losses during the exploration stage of $62,049 as of February 28, 2010.  Sillenger's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY RIGHTS

During the period ended February 28, 2008, the Company acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. The property is being held in trust for the Company by a third party. On May 15, 2009 the Company abandoned the mineral titles and re-staked them in order to reduce exploration costs.

NOTE 4 - COMMITMENTS

Sillenger neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 5 - INCOME TAXES

The provision for Federal income tax consists of the following:

	2010	2009
Refundable Federal income tax attributable to:
Current Operations	$ 6,663	$ 11,013
Less: valuation allowance	(6,663)	(11,013)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 21,096	$ 14,433
Less: valuation allowance	(21,096)	(14,433)
Net deferred tax asset	$ -	$ -

At February 28, 2010, Sillenger had an unused net operating loss carryover approximating $62,049 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 6 - COMMON STOCK

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the period ended February 28, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash.

During the period ended February 28, 2010, the company issued 50,000 shares of stock for $ 10,000 cash.

During the period ended February 28, 2010, the company declared a 6 to 1 stock dividend.  The stock was valued at $0.10 per share at the grant date.

As of February 28, 2010 there are 40,811,000 shares of common stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

20

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Sillenger has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, are controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of February 28, 2010.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of February 28, 2010.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of February 28, 2010, Carolyne Sing, our former President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9a(T) - Controls And Procedures.

See Item 9A - Controls and Procedures above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers, Promoters  and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

John Gillespie	60	President and CEO	May 12, 2010
Carolyne Sing	78	CFO, Treasurer, Principal Accounting Officer, Secretary and Director (former President and CEO)	February 14, 2007

There are no arrangements or understandings regarding the length of time a director of the Company is to serve in such a capacity.

Background of Officers and Directors

Set forth below is a brief description of the background and business experience of our current executive officers and directors:

John Gillespie

Mr. Gillespie has been the President and Chief Executive Officer of Sillenger since May 12, 2010.  Mr. Gillespie has over thirty (30) years experience as a Senior Executive, including being President and Chief Executive Officer for major corporations. Mr. Gillespie brings senior corporate expertise in licensing, legal and royalty mechanisms to

Sillenger. During the past decade, Mr. Gillespie has proven to be a visionary leader by engineering a wide range of solutions in licensing, real estate and land management, labor negotiations, legal frameworks, marketing and business development, administration, and rapid revenue growth.  Prior to joining the Registrant, Mr. Gillespie served for seven years as Vice President of Operations for Pizzaville in Ontario, Canada. He served for two years as Vice President of Franchise and Real Estate Development with Afton Food Group, Inc., also in Ontario.  He also served as Principal of Gillespie and Associates, where he provided major corporate clients with executive franchise advice on business development, legal, real estate, leasing and general business administration.  From 1978 to 1997 he served as President and Chief Executive Officer for major companies, including Ryan's Pet Food, Inc. Chicken Chicken, Inc., Goligers Travel, Inc. and  Pizza Pizza, Inc.  Under his leadership, the companies grew rapidly, with combined sales of over $200 Million.

In 1987 Mr. Gillespie earned the honor of being awarded "Executive of the Year" by the Canadian Franchise Association (CFA) for his efforts in transforming the CFA into an organization dedicated to teaching and promoting ethical franchise methods and business practices.  He also served as the organizations' Chairman from 1984 to 1986.

Mr. Gillespie does not hold a directorship in any other reporting company.

Carolyne Sing

Ms. Sing has been a director and officer of the Company since our inception on February 14, 2007.  She currently holds the office of Chief Financial Officer, Treasurer, Principal Accounting Officer and Secretary of the Company.  During the past five years, Ms. Sing has been a businesswoman in Vancouver, Canada, a private investor in residential and commercial real estate, blue chip equities, and fixed income instruments. In addition, she has freelanced as a tutor in high school mathematics and sciences, and served as a research assistant in various biological control projects at UBC and Agriculture Canada.

Given that Ms. Sing has no previous experience in mineral exploration or operating a mining company, she intends to perform her job for us by engaging consultants who have experience in the areas where she is lacking. Ms. Sing has worked to familiarize herself with our business by attending technical courses in Economic Geology at BCIT as well as various mineral exploration conferences in the summer and autumn of 2008.

Ms. Sing acted as our President and Chief Executive Officer since our incorporation on February 14, 2007 to May 12, 2010.

Ms. Sing does not hold a directorship in any other reporting company.

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

During the last two years, prior to his appointment as an officer o the Company there has been no transaction or proposed transaction that the Company was or is a party to in which Mr. Gillespie had or is to have a direct or indirect material interest.

We do not expect any conflict of interest between any of our officers or directors and the Company in the future.

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

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

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

No Nominating Committee

We do not have a standing nominating committee, our Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors.

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

Other than as disclosed below, Ms. Sing has not bought or sold any securities since February 14, 2007 when we issued 3,000,000 shares of our common stock to Ms. Carolyne Sing, for an aggregate purchase price of $3,000.00.  These shares were subsequently forward split to represent 21,000,000 share of our common stock in March of 2009 along with all other issued and outstanding shares of Sillenger.  On May 26, 2010, Mrs. Sing closed an agreement with Mr Gillespie to sell Mr. Gillespie her entire block of Sillenger shares, which represents a 51.46% controlling interest in Sillenger.

Code of Ethics

Sillenger has not adopted a Code of Ethics at this time and the Board of Directors of Sillenger is reviewing the necessity of adopting such a document at this time by Sillenger given the composition of its Board of Directors and Officer and its scale of its operations at this time.

Item 11. Executive Compensation.

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended February 28, 2010, February 28, 2009 and February 28, 2008 to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during our 2010 fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation ($)	All Other Compen-sation ($)	Total ($)
Carolyne Sing President CEO, Treasurer, Secretary, Acting CFO and Director(1)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)

Ms. Sing  was appointed President, CEO, Treasurer, Secretary and a Director of the Company on February 14, 2007, the date of our formation.  Ms. Sing resigned as President and CEO fo Sillenger on May 12, 2010.  Mr. John Gillespie was appointed President and CEO of Sillenger in her place.

Compensation of Directors

Director Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, by our directors.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards or Options (#)	All other Compensation All other Compensation ($)
Carolyne Sing	2010	None	None	None
	2009	None	None	None
	2008	None	None	None

General

Sillenger's sole officer and director for the years ended February 28, 2010, February 28, 2009, and February 28, 2008 has not received any compensation for her services rendered to Sillenger since inception. Carolyne Sing has agreed to act without compensation until authorized by the Board of Directors.  Further, Carolyne Sing is not accruing any compensation pursuant to any agreement with Sillenger.

Equity Compensation Plan

We do not presently have a equity compensation plan or stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to 20% of our outstanding shares of common stock for that purpose.

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

No Compensation Committee

We do not have a compensation committee. The functions of the compensation committee are currently carried out by our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders, Directors and Officers

The following table sets forth certain information as of May 31, 2010, regarding the beneficial ownership of Sillenger's Common Stock by (i) each stockholder known by Sillenger to be the beneficial owner of more than 5% of Sillenger's Common Stock, (ii) by each Director and executive officer of Sillenger and (iii) by all executive officer and Directors of Sillenger as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(3)
John Gillespie President and Chief Executive Officer 44 Charles St West Suite 719 Toronto, Ontario M4Y 1R7	21,000,000(2) (Restricted securities as defined in the Securities Act of 1933)	51.46%
Carolyne Sing Treasurer, Secretary, Acting CFO and Director (Fomer President and Chief Executive Officer) 7839 -17th Avenue Burnaby, BC V3N 1M1	0(2)	0%
All officers and directors as a group (2 person).	21,000,000(2) (Restricted securities as defined in the Securities Act of 1933)	51.46%
Notes:
(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.
(2)

On May 26, 2010, Mr Gillespie acquired 21,000,000 shares of the common stock of Sillenger previously held by Ms. Carolyne Sing.  These shares represent Ms. Sing's entire block of Sillenger shares, which represents controlling interest in Sillenger. .

(3)	The percent of class is based on 40,811,000 shares of common stock issued and outstanding as of May 31, 2010..

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner.

Equity Compensation Plan

We did not have an equity compensation plan in place during the fiscal year ended February 28, 2010.

Changes in Control

On May 26, 2010, Mr Gillespie acquired 21,000,000 shares of the common stock of Sillenger previously held by Ms. Carolyne Sing.  These shares represent Ms. Sing's entire block of Sillenger shares, which represents a 51.46% controlling interest in Sillenger.

There are no present arrangements or pledges of Sillenger's securities which may result in a change in control of Sillenger.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On February 14, 2007 our sole Director and Officer, Carolyne Sing acquired 3,000,000 shares of our common stock at a price of $0.001 for proceeds of $3,000.  These shares were subsequently forward split to represent 21,000,000 share of our common stock in March of 2009.  On May 26, 2010, Mrs. Sing closed an agreement with Mr Gillespie to sell Mr. Gillespie her entire block of Sillenger shares, which represents a 51.46% controlling interest in Sillenger.

In return for Ms. Sing holding the Bulkley mineral claims in trust for us, we have agreed to make payments on behalf of Ms. Sing holding to keep the claim on good standing with the Province of British Columbia. We anticipate the amount of the payments to be made on behalf of Ms. Sing to be CDN $2,200 annually.

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

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by Nasdaq Marketplace Rule 4200(a)(15).  An "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the issuer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of the issuer's stock will not preclude a director from being independent.

We currently only have one director on our Board of Directors, Ms. Carolyne Sing.

The Company is currently traded on the OTCQB, which does not require that a majority of the Board be independent.

We do not have a compensation committee, nominating committee or audit committee.  The functions of these committees are performed by our Board of Directors.

Item 14. Principal Accountant Fees and Services.

Fees and Services

We were formed February 14, 2007.  Silberstein Ungar, PLLC, Certified Public Accountants and Business Advisors, audited our financial statements for fiscal 2009 and 2010.  The following is an aggregate of fees billed for each of the last two years for professional services rendered by our principal accountants:

	2010	2009
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$ 4,750	$ 4,500
Audit-related fees - review of each of the quarterly financial statements.	1,800	4,300
Tax fees - preparation and filing of three major tax-related forms and tax planning.	250	250
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$ 6,800	$ 9,050

Notes: (1)	This number is an estimate only.

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

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2010. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the audit committee of the board of directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants. Before engaging the auditors in additional services, the audit committee considers how these services will impact the entire engagement and independence factors.

PART IV

Item 15. Exhibits, Financial Statement and Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILLENGER EXPLORATION CORP. /s/ John Gillespie

By:	John Gillespie, President and Chief Executive Officer
Date:	June 1, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John Gillespie
By:	John Gillespie, President and Chief Executive Officer
Date:	June 1, 2010 /s/ Carolyne Sing

By:	Carolyne Sing, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director
Date:	June 1, 2010