Form 10-Q
period 2010-05-31
SILLENGER EXPLORATION CORP.
filed 2010-06-23
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2010
or
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number 000-53420
SILLENGER EXPLORATION CORP.
(Name of registrant as specified in its charter)
NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Lakeshore Road East, Suite 206, Oakville. ON Canada	L6J 1H9
(Address of principal executive offices)	(Zip Code)
905-582-2434
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Small Reporting Company	☒

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,811,000 common shares issued and outstanding as of June 23, 2010.

ii

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	3
ITEM 1. FINANCIAL STATEMENTS .	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	12
Forward Looking Information .	12
2010 Business Environment .	12
Results of Operation .	12
Financial Condition and Liquidity .	12
Expenses .	13
Plan of Operations .	13
Off-balance sheet arrangements .	14
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	14
ITEM 4: CONTROLS AND PROCEDURES .	14
(a) Evaluation of Disclosure Controls and Procedures .	14
(b) Internal Controls over financial reporting .	15
ITEM 4A(T): CONTROLS AND PROCEDURES .	15
PART II - OTHER INFORMATION .	16
ITEM 1. LEGAL PROCEEDINGS .	16
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	16
Unregistered Sales of Equity Securities .	16
Use of Proceeds .	16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	16
ITEM 5. OTHER INFORMATION .	16
ITEM 6. EXHIBITS .	16
Exhibits .	16
SIGNATURES .	17

iii

ITEM 1 : FINANCIAL STATEMENTS

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31, 2010	February 28, 2010
	(Unaudited)
ASSETS

Current Assets
Cash	$22,004	$6,700
Total Current Assets	22,004	6,700

Equipment	27,522	-

TOTAL ASSETS	$49,526	$6,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$23,445	$7,599
Accounts payable	403,092	-
Total liabilities	426,537	7,599

Commitments and contingencies (note 5)

Stockholders’ deficit
Common stock, $.001 par value, 75,000,000 shares authorized, 40,811,000 shares issued and outstanding	40,811	40,811
Additional paid-in capital	3,514,139	3,514,139
Accumulated deficit	(3,931,961)	(3,555,849)
Total Stockholders’ equity (deficit)	(377,011)	(899)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,526	$6,700

The Notes to Interim Financial Statements are an integral part of these financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative From
	For the Three Months Ended		February 14, 2007
	May 31,	May 31,	(Inception) to
	2010	2009	May 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses:
Administrative expenses	189,922	1,360	202,539
Travel	101,728	-	101,728
Marketing expenses	61,810	-	61,810
Professional services	30,088	2,079	78,260
Exploration costs	-	-	1,260

	383,548	3,439	445,597
Other (income) expense:
Foreign exchange gain	(7,436)	-	(7,436)

Net Loss and Comprehensive Loss	(376,112)	(3,439)	(438,161)

Net Loss per Share: Basic and Diluted	(0.01)	(0.00)

Weighted average shares outstanding	40,811,000	40,761,000

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative From
	For the Three Months Ended		February 14, 2007
	May 31,	May 31,	(Inception) to
	2010	2009	May 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(376,112)	(3,439)	(438,161)

Change in non-cash working capital items
Accrued expenses	15,846	(6,000)	23,445
Accounts payable	403,092	-	403,092

Cash Flows Used in Operating Activities	42,826	(9,439)	(11,624)

Cash Flows from Investing Activities
Equipment acquired	(27,522)	-	(27,522)

Cash Flows Used in Investing Activities	(27,522)	-	(27,522)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	61,150

Cash Flows Provided by Financing Activities	-	-	61,150

Net Increase (Decrease) in Cash	15,304	(9,439)	22,004
Cash, Beginning of Period	6,700	15,699	-

Cash, End of Period	$22,004	$6,260	$22,004

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	-	-	$3,458,862
Increase in accumulated deficit for stock dividend	-	-	$3,493,800

The Notes to Interim Financial Statements are an integral part of these financial statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
UNAUDITED

1	Basis of Presentation and Nature of Business

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three months ended May 31, 2010 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2011.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Sillenger Exploration Corp. (“Sillenger” or the “Company”) was incorporated in Nevada on February 14, 2007.  Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations. During the period ended February 28, 2008, the Company acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. The property is being held in trust for the Company by a third party. On May 15, 2009 the Company abandoned the mineral titles and re-staked them in order to reduce exploration costs.

On May 26, 2010, Sillenger introduced its proprietary CLP Claims Licensing Program which is designed to help governments to provide a fast-track process for issuing the necessary bureaucratic documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination. This program is based on Mr. Gillespie’s (the Company’s majority shareholder, President and CEO) proprietary land claims management system.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
UNAUDITED

Basis of Presentation and Nature of Business (continued)

On May 26, 2010, Sillenger, through its relationship with FCMI Global Inc., whereby FCMI assigns trademarks, intellectual properties, contracts and agreements to Sillenger in return for a 5% (percent) of Sillenger’s annual net income as per Sillenger’s audited financial statements,  and its African affiliates, entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of the continental region (27,000 sq. km) of Equatorial Guinea, known as Rio Muni, as well as 30 km of Continental Platform (4,500 sq. km) off the Atlantic coastline.  The survey will provide the Ministry of Mines, Industry and Energy a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of subsurface structures which may present exploration potential, and to identify the likeliest exploration targets within those deposits.

In exchange, Sillenger will be granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desires.

Sillenger will determine which claims it will retain for its own account, and has the right to market, as principal or joint-venture, any other properties to prospective mining or oil interests, and to retain a carried interest in those properties. The licensing model reduces the Company’s risk, which is assumed by the exploration partners, who benefit from the upside when a deposit is discovered, developed, and put into production. Optimally, Sillenger simply retains an interest, either through shares or royalties, in every exploration, mining, and oil venture that occurs on its claims, in essence becoming a claims and portfolio manager, and receiving revenues from multiple sources.

2	Going Concern

Sillenger has recurring losses and has accumulated operating losses during the exploration stage of $438,161 as of May 31, 2010.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has no current source of revenue. Without realization of additional capital, it would be unlikely for Sillenger to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
UNAUDITED

Effects of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2007, the FASB issued guidance related to accounting for collaborative arrangements. This guidance defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavour. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In December 2007, the FASB issued guidance related to non-controlling interests in consolidated financial statements. This guidance amends previously issued guidance to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This guidance was effective for the Company’s fiscal year beginning March1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
UNAUDITED

Effects of Recent Accounting Pronouncements (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for fiscal years beginning after December 15, 2008.  This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  This guidance requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In June 2008, the FASB issued guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance was effective for the Company’s fiscal year beginning March 1, 2009.  The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In June 2009, the FASB issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
UNAUDITED

Effects of Recent Accounting Pronouncements (continued)

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued guidance on multiple deliverable revenue arrangements which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

3	Stockholders’ Equity

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. During the year ended February 28, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash. During the year ended February 28, 2010, the company issued 50,000 shares of stock for $ 10,000 cash. Also, during the period ended February 28, 2010, the company declared a stock dividend of 34,938,000 shares at $0.10 per share at the grant date, resulting in the issuance of 34,938 000 shares and a non-cash charge to additional paid-in capital of $3,458,862 and accumulated deficit of $3,493,800.

There were no transactions affecting shareholders deficit in the three months ended May 31, 2010 other than the net loss. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

As of May 31, 2010 there were 40,811,000 shares of common stock issued and outstanding.

SILLENGER EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
UNAUDITED

4	Commitments and Contingencies

Sillenger neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

The Company does not have any commitments and contingencies other than those disclosed under Notes 1 and 6.

5	Subsequent Events

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The upcoming survey will help to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures. On this date Sillenger made a payment of $200,000 to Fugro Airborne Surveys in connection with this arrangement.

Based on Sillenger’s contract with Fugro Airborne Surveys, it is estimated that the survey will cost $8,300,000. Sillenger will attempt to obtain $10,000,000 of equity capital through private placements to finance the survey and data interpretation capital requirements.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information

This section includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

2010 Business Environment

The disruptions in the credit and financial markets through 2009 have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2009 and the first half of 2010 seemingly were turnaround periods for stock markets, and a muted positive improvement in consumer optimism and general business conditions, the global economy still appears to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

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

Looking at the year ahead, management believes, at this time, the industry slowdown and lack of available funding will adversely impact the ability for many companies to advance exploration of early stage properties such as ours.  Furthermore, it is our opinion, that companies with no source of current or future revenue, overly leveraged balance sheets, diluted share structures, or the need to go to the equity markets to raise capital could have a difficult time going forward.  While downturn markets are traditionally times where the public is bullish for precious metals, notably gold, the magnitude and all-encompassing nature of the current crisis and deleveraging are expected to have an impact on our business along with many others.  We do not expect we will be able to  escape the impact of the industry downturn or economic crisis and expect that our business plans may be delayed or stopped entirely.

Results of Operation

For the quarters ended May 31, 2010 and May 31, 2009, the year ended February 28, 2010 and the period from February 14, 2007 (inception) to May 31, 2010:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of the date of May 31, 2010 and June 23, 2010, Sillenger has 40,811,000 common shares issued and outstanding. There was no common stock issuance in the three months period ended May 31, 2010.

LIQUIDITY - At May 31, 2010, Sillenger had assets of $49,526 consisting of cash and equipment ($6,700 – February 28, 2010, consisting of cash).  Sillenger had $426,536 in liabilities consisting of accounts payable and accrued liabilities ($7,599 – February 28, 2010, consisting of accrued liabilities).

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

Expenses

SUMMARY – Total expenses were $383,548 for the quarter ended May 31, 2010 ($3,439 – May 31, 2009).  Expenses have increased as compared to the quarter ended May 31, 2009 by $380,109.  A total of $435,597 in expenses has been incurred by Sillenger since inception on February14, 2007 through to May 31, 2010.  The increase in costs over the past quarter as compared to the same period in 2009 is primarily related to Sillenger’s transformation into a natural resource development company dedicated to bringing a progressive and creative approach to natural resource management and exploration.  The costs can be subdivided into the following categories.

1.
Administrative expenses: These primarily consist of salaries, office supplies and telecommunication expenses. $189,922 of administrative expenses were incurred for the quarter as compared to $1,360 for the quarter ended May 31, 2009 while a total of $202,539 was incurred in the period from inception on February 14, 2007 to May 31, 2010.

2.
Travel: $101,728 of travel expenses were incurred for the quarter as compared to $0 for the quarter ended May 31, 2009 while a total of $101,728 was incurred in the period from inception on February 14, 2007 to May 31, 2010.

3.
Marketing: $61,810 of marketing expenses were incurred for the quarter as compared to $0 for the quarter ended May 31, 2009 while a total of $61,810 was incurred in the period from inception on February 14, 2007 to May 31, 2010.

4.
Professional fees: These primarily consist of legal, accounting and audit fees. $30,088 of professional fees were incurred for the quarter as compared to $2,079 for the quarter ended May 31, 2009 while a total of $78,260 was incurred in the period from inception on February 14, 2007 to May 31, 2010.

5.
Exploration Costs : Sillenger incurred $0 in exploration costs for the quarter ended May 31, 2010  and $0 was incurred for the quarter ended May 31, 2009 For the period February 14, 2007 (inception) through May 31, 2010, Sillenger has spent a total of $1,260 on exploration costs.

Sillenger continues to carefully control its expenses and overall costs as it transforms into a natural resource development company. In addition to Mr. Gillespie and Dr. Juhas (a consultant), Sillenger has 5 other employees and 3 consultants.

Plan of Operations

Exploration Plan

Our business plan up until April this year was to proceed with the exploration of the Bulkley claims to determine whether there are commercially exploitable reserves of base and precious metals. Although we have enough cash to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start Phase Two in late summer of 2010 if the results of our Phase One exploration program is successful.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required or on favourable terms. We are currently relying on loans that may be available to Sillenger from management.

With the price of gold at record levels, management believes it would be prudent to continue seeking potential partners to explore the Buckley claims.

We will also need to seek additional funding to pursue the new ventures in Africa identified by our new President and Chief Executive Officer Mr. John Gillespie. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program previously set out for the Bulkley claims should we decide to proceed or any new projects identified in Africa or elsewhere. We believe that debt financing will not be an alternative for funding any further phases in our exploration program or potential projects in Africa. The risky nature of these enterprises and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine or project can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Off-balance sheet arrangements

As May 31, 2010, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer have concluded that as of May 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of May 31, 2010 and believe they are effective.

Based upon his evaluation of our controls our President, Chief Executive Officer and Chief Financial Officer has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of May 31, 2010, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended May 31, 2010, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not Applicable.

Use of Proceeds

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6.  EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-Q, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008).
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008)
10.1	Buckley Declaration of Trust concerning our mineral claims (incorporated by reference from our Form 10-Q, filed on January 14, 2010)
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILLENGER EXPLORATION CORP.

Date: June 23, 2010	/s/ John Gillespie
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: June 23, 2010	/s/ John Gillespie
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer