Form 10-Q
period 2010-08-31
SILLENGER EXPLORATION CORP.
filed 2010-10-14
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2010
or
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

40,811,000 common shares issued and outstanding as of October 14, 2010

ii

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	3
ITEM 1. FINANCIAL STATEMENTS .	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	11
Forward Looking Information .	11
2010 Business Environment .	11
Results of Operation .	11
Financial Condition and Liquidity .	11
Expenses .	12
Plan of Operations .	12
Off-balance sheet arrangements .	13
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	13
ITEM 4: CONTROLS AND PROCEDURES .	13
(a) Evaluation of Disclosure Controls and Procedures .	13
(b) Internal Controls over financial reporting .	14
ITEM 4A(T): CONTROLS AND PROCEDURES .	14
PART II - OTHER INFORMATION .	15
ITEM 1. LEGAL PROCEEDINGS .	15
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	15
Unregistered Sales of Equity Securities .	15
Use of Proceeds .	15
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	15
ITEM 5. OTHER INFORMATION .	15
ITEM 6. EXHIBITS .	15
Exhibits .	15
SIGNATURES .	16

iii

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Balance Sheets
(Unaudited)
	August 31,	February 28,
	2010	2010

ASSETS

Current assets:

Cash	$3,508	$6,700
Deposit	191,520	-

	195,028	6,700

Equipment	27,522	-

	$222,550	$6,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accrued liabilities	$13,444	$7,599
Accounts payable	894,271	-

Total liabilities	907,715	7,599

Commitments and Contingencies (Note 5)

Stockholders' deficit

Common stock $0.001 par value,
75,000,000 shares authorized
40,811,000 shares issued and outstanding	40,811	40,811
Additional paid-in-capital	3,514,139	3,514,139
Accumulated deficit	(4,240,115)	(3,555,849)

Total Stockholders' deficit	(685,165)	(899)

Total Liabilities and Stockholders' Deficit	$222,550	$6,700

The Notes to the Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)
					Cumulative From
					February 14, 2007
	Three months ended August 31,		Six months ended August 31,		(Inception) to
	2010	2009	2010	2009	August 31, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and Administrative	165,445	975	355,366	2,335	367,983
Travel	38,437	-	140,165	-	140,165
Marketing and business development	26,690	-	88,500	-	88,500
Professional services	95,789	2,556	125,878	4,635	174,050
Exploration costs	546	-	546		1,806

	326,907	3,531	710,455	6,970	772,504

Other income
Foreign exchange gain	$(18,753)	$-	$(26,189)	$-	$(26,189)

Net Loss and Comprehensive Loss	$308,154	$3,531	$684,266	$6,970	$746,315

Net Loss per share: Basic and Diluted	$0.01	$0.00	$0.02	$0.00

Weighted average shares outstanding: Basic and Diluted	40,811,000	40,761,000	40,811,000	40,761,000

The Notes to the Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)
			Cumulative From
			February 14, 2007
	Six months ended August 31,		(Inception) to
	2010	2009	August 31, 2010

Cash Flows from Operating Activities
Net Loss	$(684,266)	$(6,970)	$(746,315)

Changes in non-cash working capital items
Deposit	(191,520)	-	(191,520)
Accrued expenses	5,845	(6,000)	13,444
Accounts payable	894,271	-	894,271

Cash Flows Generated From (Used in) Operating Activities	24,330	(12,970)	(30,120)

Cash Flows from Investing Activities
Equipment acquired	(27,522)	-	(27,522)

Cash Flows used in Investing Activities	(27,522)	-	(27,522)

Cash Flows from Financing Activities
Proceeds from issuance of common stock			61,150

Cash Flows Provided by Financing Activities	-	-	61,150

Net Increase (Decrease) in Cash	(3,192)	(12,970)	3,508
Cash, Beginning of Period	6,700	15,699	-

Cash, End of Period	3,508	2,729	3,508

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$-	$3,458,862
Increase in accumulated deficit for stock dividend	$-	$-	$3,493,800

The Notes to the Interim Financial Statements are an integral part of these financial statements.

1	Basis of Presentation and Nature of Business

The accompanying unaudited interim financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and six months ended August 31, 2010 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2011.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Sillenger Exploration Corp. (“Sillenger” or the “Company”) was incorporated in Nevada on February 14, 2007.  Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations. During the period ended February 28, 2008, the Company acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. The property was being held in trust for the Company by a third party. On May 15, 2009 the Company abandoned the mineral titles and re-staked them in order to reduce exploration costs.

On May 26, 2010, Sillenger introduced its proprietary CLP Claims Licensing Program which is designed to help governments to provide a fast-track process for issuing the necessary documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination. This program is based on Mr. Gillespie’s (the Company’s majority shareholder, President and CEO) proprietary land claims management system.

1	Basis of Presentation and Nature of Business (continued)

On May 26, 2010, Sillenger, through its business partnership with FCMI Global Inc., (“FCMI”) whereby FCMI assigns trademarks, intellectual properties, contracts and agreements to Sillenger in return for a 5% (percent) of Sillenger’s annual net income as per Sillenger’s audited financial statements, entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of the continental region (27,000 sq. km) of Equatorial Guinea, known as Rio Muni, as well as 30 km of Continental Platform (4,500 sq. km) off the Atlantic coastline.  The survey will provide the Ministry of Mines, Industry and Energy a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of subsurface structures which may present exploration potential, and to identify the likeliest exploration targets within those deposits.

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

The business partnership with FCMI entails fully reimbursing FCMI for expenses it incurs in negotiating trademarks, intellectual properties, contracts and agreements that are assigned to Sillenger. At August 31, 2010, the amount included under accounts payable and reimbursable to FCMI amounted to $844,749.

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The upcoming survey will help to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures. Included under deposit is $191,520 paid to Fugro Airborne Surveys in connection with this arrangement.

It is estimated that the survey will cost $8,300,000. Sillenger will attempt to obtain $10,000,000 of equity capital through private placements to finance the survey and data interpretation capital requirements.

2	Going Concern

Sillenger has recurring losses and has accumulated operating losses during the exploration stage of $746,315 as of August 31, 2010.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues. Without raising additional capital, there would be substantial doubt Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

3	Effects of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2007, the FASB issued guidance related to accounting for collaborative arrangements. This guidance defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavour. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim financial statements.

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim financial statements.

3	Effects of Recent Accounting Pronouncements (continued)

Recently Adopted Accounting Pronouncements (continued)

In December 2007, the FASB issued guidance related to non-controlling interests in consolidated financial statements. This guidance amends previously issued guidance to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim financial statements.

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was effective for fiscal years beginning after December 15, 2008.  This guidance is effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim financial statements.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  This guidance requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. The adoption of this guidance did not have a significant impact on the Company’s interim financial statements.

In June 2008, the FASB issued guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance was effective for the Company’s fiscal year beginning March 1, 2009.  The adoption of this guidance did not have a significant impact on the Company’s interim financial statements.

3	Effects of Recent Accounting Pronouncements (continued)

Recently Adopted Accounting Pronouncements (continued)

In June 2009, the FASB issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance was effective for the Company’s fiscal year beginning March 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim financial statements.

In October 2009, the FASB issued guidance on multiple deliverable revenue arrangements which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of this new accounting guidance on our financial statements.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  We are currently evaluating the impact of this new accounting guidance on our financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We do not expect a material impact on our interim financial statements upon the adoption of the new accounting standard.

4	Stockholders’ Equity

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. During the period ended February 28, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash. During the year ended February 28, 2010, the Company issued 50,000 shares of stock for $ 10,000 cash. Also, during the year ended February 28, 2010, the company declared a 6 to 1 stock dividend valued at $0.10 per share at the grant date resulting in the issuance of 34,938,000 shares and a non-cash charge to additional paid-in capital of $3,458,862 and accumulated deficit of $3,493,800.

There were no transactions affecting shareholders’ deficit in the three and six months ended August 31, 2010 and 2009 other than the net loss. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

As of August 31, 2010 and February 28, 2010 there were 40,811,000 shares of common stock issued and outstanding.

5	Commitments and Contingencies

Sillenger neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

The Company does not have any commitments and contingencies other than those disclosed under Note 1.

6	Subsequent Events

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

2010 Business Environment

The disruptions in the credit and financial markets through 2009 have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2009 and the first half of 2010 seemingly were turnaround periods for stock markets, and a muted positive improvement in consumer optimism and general business conditions, the global economy still appears to be somewhat tepid, and it is still difficult for many junior resource companies such as ours to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

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

Results of Operation

For the three and six months ended August 31, 2010 and August 31, 2009, the year ended February 28, 2010 and the period from February 14, 2007 (inception) to August 31, 2010:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of the date of August 31, 2010 and October 14, 2010, Sillenger has 40,811,000 common shares issued and outstanding. There was no common stock issuance in the three and six months ended August 31, 2010.

LIQUIDITY - At August 31, 2010, Sillenger had assets of $222,550 consisting of cash, deposit  and equipment ($6,700 – February 28, 2010, consisting of cash).  Sillenger had $907,715 in liabilities consisting of accounts payable and accrued liabilities ($7,599 –  February 28, 2010, consisting of accrued liabilities).

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

Expenses

SUMMARY – Total expenses were $326,907 and $710,455 for the three and six months ended August 31, 2010 ($3,531 and $6,970 respectively – August 31, 2009).  Expenses have increased as compared to the three and six months ended August 31, 2009 by $323,376 and $703,485.  A total of $772,504 in expenses has been incurred by Sillenger since inception on February14, 2007 through to August 31, 2010.  The increase in costs over the same periods in 2009 is primarily related to Sillenger’s transformation into a natural resource development company dedicated to bringing a progressive and creative approach to natural resource management and exploration.  The costs can be subdivided into the following categories.

1.
Administrative expenses: These primarily consist of salaries, office supplies and telecommunication expenses. $165,445 and $355,366 of administrative expenses were incurred for the three and six months ended August 31, 2010 compared to $975 and $2,355 over the same periods in 2009 while a total of $367,983 was incurred in the period from inception on February 14, 2007 to August 31, 2010.

2.
Travel: $38,437 and $140,165 of travel expenses were incurred for the three and six months ended August 31, 2010 compared to $0 over the same periods in 2009 while a total of $140,165 was incurred in the period from inception on February 14, 2007 to August 31, 2010.

3.
Marketing and business development: $26,690 and $88,500 of marketing and business development expenses were incurred for the three and six months ended August 31, 2010 compared to $0 over the same periods in 2009 while a total of $88,500 was incurred in the period from inception on February 14, 2007 to August 31, 2010.

4.
Professional fees: These primarily consist of legal, accounting and audit fees. $95,789 and $125,878 of professional fees were incurred for the three and six months ended August 31, 2010 compared to $2,556 and $4,635 over the same periods in 2009 while a total of $174,050 was incurred in the period from inception on February 14, 2007 to August 31, 2010.

5.
Exploration Costs : $546 of exploration costs were incurred for the three and six months ended August 31, 2010 compared to $0 over the same periods in 2009 while a total of $1,806 was incurred in the period from inception on February 14, 2007 to August 31, 2010.

Sillenger continues to carefully control its expenses and overall costs as it transforms into a natural resource development company. In addition to Mr. Gillespie and Dr. Juhas (a consultant), Sillenger has 5 other employees and 3 consultants.

Plan of Operations

Exploration Plan

Our business plan up until April this year was to proceed with the exploration of the Bulkley claims to determine whether there are commercially exploitable reserves of base and precious metals. Although we have enough cash to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start Phase Two in late summer of 2010 if the results of our Phase One exploration program is successful.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required or on favourable terms. We are currently relying on loans that may be available to Sillenger from management and 3rd party finance.

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

Off-balance sheet arrangements

At August 31, 2010, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer have concluded that as of August 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of August 31, 2010 and believe they are effective.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the three and six months covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of August 31, 2010, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended August 31, 2010, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SILLENGER EXPLORATION CORP.

Date: October 14, 2010	/s/John Gillespie
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: October 14, 2010	/s/John Gillespie
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer