Form 10-Q
period 2010-11-30
SILLENGER EXPLORATION CORP.
filed 2011-01-14
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2010
or
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

40,811,000 common shares issued and outstanding as of January 14, 2011.

ii

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	4
ITEM 1. FINANCIAL STATEMENTS .	4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	13
Forward Looking Information .	13
2010 Business Environment .	13
Results of Operation .	13
Financial Condition and Liquidity .	13
Expenses .	14
Plan of Operations .	14
Off-balance sheet arrangements .	15
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	15
ITEM 4: CONTROLS AND PROCEDURES .	15
(a) Evaluation of Disclosure Controls and Procedures .	15
(b) Internal Controls over financial reporting .	16
ITEM 4A(T): CONTROLS AND PROCEDURES .	16
PART II - OTHER INFORMATION .	16
ITEM 1. LEGAL PROCEEDINGS .	16
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	17
Unregistered Sales of Equity Securities .	17
Use of Proceeds .	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	17
ITEM 5. OTHER INFORMATION .	17
ITEM 6. EXHIBITS .	17
Exhibits .	17
SIGNATURES .	18

iii

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Balance Sheets
Unaudited

	November 30	February 28,
	2010	2010

ASSETS

Current assets:
Cash	$1,131	$6,700
Amount receivable	191,520	-

	192,651	6,700

Equipment	27,522	-

	$220,173	$6,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accrued liabilities	$13,444	$7,599
Accounts payable	1,320,856	-

Total liabilities	1,334,300	7,599

Stockholders' deficit

Common stock $0.001 par value,
75,000,000 shares authorized
40,811,000 shares issued and outstanding	40,811	40,811
Additional paid-in-capital	3,514,139	3,514,139
Accumulated deficit	(4,669,077)	(3,555,849)

	(1,114,127)	(899)

Total Liabilities and Stockholders' Deficit	$220,173	$6,700

The Notes to the Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Statements of Operations
Unaudited

					Cumulative From
					February 14, 2007
	Three months ended November 30,		Nine months ended November 30,		(Inception) to
	2010	2009	2010	2009	November 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	150,719	572	506,085	2,907	518,702
Travel	172,793	-	312,958	-	312,958
Business development	15,891	-	104,391	-	104,391
Professional services	58,469	2,700	184,347	7,335	232,519
Exploration costs	-	-	546	-	1,806

	397,872	3,272	1,108,327	10,242	1,170,376

Other income
Foreign exchange loss	$31,090	$-	$4,901	$-	$4,901

Net Loss and Comprehensive Loss	$428,962	$3,272	$1,113,228	$10,242	$1,175,277

Net Loss per share: Basic and Diluted	$0.01	$0.00	$0.03	$0.00

Weighted average shares outstanding: Basic and Diluted	40,811,000	40,761,000	40,811,000	40,761,000

The Notes to the Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

			Cumulative From
			February 14, 2007
	Nine months ended November 30,		(Inception) to
	2010	2009	November 30, 2010

Cash Flows from Operating Activities
Net Loss	$(1,113,228)	$(10,242)	$(1,175,277)

Changes in non-cash working capital items
Amount receivable	(191,520)	-	(191,520)
Accrued expenses	5,845	(6,000)	13,444
Accounts payable	1,320,856	-	1,320,856

Cash Flows Generated From (Used in) Operating Activities	21,953	(16,242)	(32,497)

Cash Flows from Investing Activities
Equipment acquired	(27,522)	-	(27,522)

Cash Flows used in Investing Activities	(27,522)	-	(27,522)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	10,000	61,150

Cash Flows Provided by Financing Activities	-	10,000	61,150

Net Increase (Decrease) in Cash	(5,569)	(6,242)	1,131
Cash, Beginning of Period	6,700	15,699	-

Cash, End of Period	1,131	9,457	1,131

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$-	$3,458,862
Increase in accumulated deficit for stock dividend	$-	$-	$3,493,800

The Notes to the Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Financial Statements
Unaudited

1	Basis of Presentation and Nature of Business

The accompanying unaudited interim financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and nine months ended November 30, 2010 may not be indicative of the results for the entire year.

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

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Financial Statements
Unaudited

1	Basis of Presentation and Nature of Business (continued)

On June 1, 2010, Sillenger, through its business partnership with FCMI Global Inc., (“FCMI”) whereby FCMI assigns trademarks, intellectual properties, contracts and agreements to Sillenger in return for a 5% (percent) of Sillenger’s annual net income as per Sillenger’s audited financial statements, entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of the continental region (27,000 sq. km) of Equatorial Guinea, known as Rio Muni, as well as 30 km of Continental Platform (4,500 sq. km) off the Atlantic coastline.  The survey will provide the Ministry of Mines, Industry and Energy a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of subsurface structures which may present exploration potential, and to identify the likeliest exploration targets within those deposits.

Under the terms of the agreement, Sillenger will be granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desires.

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

The business partnership with FCMI entails fully reimbursing FCMI for expenses it incurs in negotiating trademarks, intellectual properties, contracts and agreements that are assigned to Sillenger. At November 30, 2010, the amount included under accounts payable and reimbursable to FCMI amounted to $1,277,059 (February 28, 2010 - $0)

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The survey will help to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures.

It is estimated that the survey will cost $8,300,000. During the quarter ended November 30, 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations (in progress as of the date of these financial statements), Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party. The deposit amounting to $191,520 paid to Fugro Airborne Surveys on June 11, 2010, is now receivable from the third party.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Financial Statements
Unaudited

2	Going Concern

Sillenger has recurring losses and has accumulated operating losses during the exploration stage of $1,175,277 as of November 30, 2010.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues. Without raising additional capital, there is substantial doubt regarding Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. During the period ended February 28, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash. During the year ended February 28, 2010, the Company issued 50,000 shares of stock for $ 10,000 cash. Also, during the year ended February 28, 2010, the company declared a 6 for 1 stock dividend valued at $0.10 per share at the grant date resulting in the issuance of 34,938,000 shares and a non-cash charge to additional paid-in capital of $3,458,862 and accumulated deficit of $3,493,800.

There were no transactions affecting shareholders’ deficit in the three and nine months ended November 30, 2010 and 2009 other than the net loss. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

As of November 30, 2010 and February 28, 2010 there were 40,811,000 shares of common stock issued and outstanding.

5	Commitments and Contingencies

Sillenger neither owns nor leases any real or personal property.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

Results of Operation

For the three and nine months ended November 30, 2010 and November 30, 2009, the year ended February 28, 2010 and the period from February 14, 2007 (inception) to November 30, 2010:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of November 30, 2010 and January 14, 2011, Sillenger has 40,811,000 common shares issued and outstanding. There was no common stock issuance in the three and nine months ended November 30, 2010.

LIQUIDITY - At November 30, 2010, Sillenger had assets of $220,173 consisting of cash, amount receivable and equipment ($6,700 – February 28, 2010, consisting of cash).  Sillenger had $1,334,300 in liabilities consisting of accounts payable and accrued liabilities ($7,599 –  February 28, 2010, consisting of accrued liabilities).

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

Expenses

SUMMARY – Total expenses were $428,962 and $1,113,228 for the three and nine months ended November 30, 2010 ($3,272 and $10,242 respectively – November 30, 2009).  Expenses have increased as compared to the three and nine months ended November 30, 2009 by $425,690 and $1,102,986.  A total of $1,175,277 in expenses has been incurred by Sillenger since inception on February14, 2007 through to November 30, 2010.  The increase in costs over the same periods in 2009 is primarily related to Sillenger’s transformation into a natural resource development company dedicated to bringing a progressive and creative approach to natural resource management and exploration.  The costs can be subdivided into the following categories.

1.
Administrative expenses: These primarily consist of salaries, office supplies and telecommunication expenses. $150,719 and $506,085 of administrative expenses were incurred for the three and nine months ended November 30, 2010 compared to $572 and $2,907 over the same periods in 2009 while a total of $518,702 was incurred in the period from inception on February 14, 2007 to November 30, 2010.

2.
Travel: $172,793 and $312,958 of travel expenses were incurred for the three and nine months ended November 30, 2010 compared to $0 over the same periods in 2009 while a total of $312,958 was incurred in the period from inception on February 14, 2007 to November 30, 2010.

3.
Business development: $15,891 and $104,391 of business development expenses were incurred for the three and nine months ended November 30, 2010 compared to $0 over the same periods in 2009 while a total of $104,391 was incurred in the period from inception on February 14, 2007 to November 30, 2010.

4.
Professional fees: These primarily consist of legal, accounting and audit fees. $58,469 and $184,347 of professional fees were incurred for the three and nine months ended November 30, 2010 compared to $2,700 and $7,335 over the same periods in 2009 while a total of $232,59 was incurred in the period from inception on February 14, 2007 to November 30, 2010.

5.
Exploration Costs : $546 of exploration costs were incurred for the three and nine months ended November 30, 2010 compared to $0 over the same periods in 2009 while a total of $1,806 was incurred in the period from inception on February 14, 2007 to November 30, 2010.

Sillenger continues to carefully control its expenses and overall costs as it transforms into a natural resource development company. In addition to Mr. Gillespie and Dr. Juhas (a consultant), Sillenger has 5 other employees and 3 consultants.

Plan of Operations

Exploration Plan

Our business plan up until April 2010 was to proceed with the exploration of the Bulkley claims to determine whether there are commercially exploitable reserves of base and precious metals. Although we had enough cash to complete our Phase One exploration program. We did not have enough funds to complete our Phase Two or Phase Three programs which we had planed to start Phase Two in late summer of 2010 if the results of our Phase One exploration program is successful.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required or on favourable terms. We are currently relying on loans that may be available to Sillenger from management and 3rd party finance.
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
• the market price for minerals;
• the results of our proposed exploration programs on the mineral property; and
• our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Off-balance sheet arrangements

At November 30, 2010, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer have concluded that as of November 30, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of November 30, 2010 and believe they are effective.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the three and nine months covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of November 30, 2010, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended November 30, 2010, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not Applicable.

Use of Proceeds

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6.  EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-Q, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008).
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008)
10.1	Buckley Declaration of Trust concerning our mineral claims (incorporated by reference from our Form 10-Q, filed on January 14, 2010)
31.1	Section 906 Certificate of CEO
31.2	Section 906 Certificate of CFO
32.1	Section 302 Certificate of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILLENGER EXPLORATION CORP.

Date: January 14, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: January 14, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer