Form 10-K
period 2011-02-28
SILLENGER EXPLORATION CORP.
filed 2011-06-15
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-53420

SILLENGER EXPLORATION CORP.
(Exact name of registrant as specified in its charter)

Nevada		N/A
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

277 Lakeshore Rd. E. Suite 206

(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 582-2434

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Title of each class to be registered:

Common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of  last  business day of the registrant's most recently completed second fiscal quarter.
19,811,000 x $1.185 (August 31,2010 bid/ask price) = $23,476,035

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As at June 15, 2011, there were 40,811,000 shares of Common Stock issued and outstanding.
Documents Incorporated By Reference –None

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

In the fall of 2008, our shareholders began selling shares they held in us pursuant to a registration statement filed on Form S-1 with the Securities and Exchange Commission. The terms of the offering is outlined in the Form S-1 registration statement and in the Rule 424(b)(4) prospectus, both of these documents can be found in their entirety on the SEC's website at www.sec.gov, under Registration Number 333-152075.

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

On June 2, 2010, Sillenger announced that, through its relationship with FCMI and its African affiliates, the Company had entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of the continental region (27,000 sq. km) of Equatorial Guinea, known as Rio Muni, as well as 30 km of Continental Platform (4,500 sq. km) off the Atlantic coastline. The survey was intended to provide the Ministry of Mines, Industry and Energy a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of which subsurface structures may present exploration potential, and to identify the likeliest exploration targets within those deposits.

As compensation for assuming the capital risk of the survey, Sillenger was granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desired.

Sillenger had the right to determine which claims it will retain for its own account, and had the right to market, as principal or joint-venture, any other properties to prospective mining or oil interests, and to retain a carried interest in those properties. The licensing model reduces the Company’s risk, which is assumed by the exploration partners, who benefit from the upside when a deposit is discovered, developed, and put into production. Sillenger’s strategy is either to sell the whole interest or simply retain a small interest, either through shares or royalties, in every exploration, mining, and oil venture that occurs on its claims, in essence becoming a claims and portfolio manager, and receiving revenues from multiple sources.

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of one of the world’s leading geophysics companies, Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The survey will help to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures. The estimated cost of the survey was $8,300,000, and the survey would entail flying 69,000 line kms at a 400 - meter line spacing. The survey was slated to begin sometime in July 2010, as soon as Sillenger and Fugro completed their preparations but it actually began in or about November 2010.

The size and scope of the Equatorial Guinea project meant that large sums of capital would be required to fund the airborne survey. Sillenger began to actively seek funding from various institutional investors, potential strategic partners, and other parties.

Sillenger’s Director of Exploration, Dr. Allan Juhas PhD, and members of the Fugro Airborne Survey team met in mid-June with officials from the Government of Equatorial Guinea in Malabo to begin preparations for the airborne geophysical survey. The team also inspected ground facilities, and began planning operations.

In August 2010 Sillenger received a government delegation from Guinea-Bissau. During their visit, Sillenger arranged meetings in Ottawa with Fugro and also with Government of Canada officials from the Ministry of Foreign Affairs. Sillenger also arranged for a meeting and presentation by the Ministry of Forestry and Mines of the Province of Ontario, one of the world’s leading mining jurisdictions.

The Toronto visit concluded with a signing of The Minutes of Meeting, which stated that a contract would be prepared for consideration by the Guinea Bissau government and that the FCMI/Sillenger team would receive an invitation to visit Guinea Bissau in October 2010.

In October 2010, the Company entered into negotiations with a prominent investment group to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third-party wholly owned subsidiary of Ivory Resources (“Ivory”), a private company that was formed by Toronto-based Salida Capital L.P. and Lionhart Trading Company for the purpose of funding the airborne geophysical survey for Equatorial Guinea.

Subsequently, Brilliant Mining Corp (“Brilliant”) was brought in by the investment group to be the operator of the project and steps were taken to roll Ivory into Brilliant Mining. On December 1st Brilliant announced it would pay Sillenger Exploration Corp. with shares in Brilliant equal to a value of $2 million and based on a price of $0.27 per share, which shares would be subject to a 2 year escrow provision.

On April 28, 2011, Sillenger executed a settlement agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month hold period] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one Common Share and one Common Share purchase warrant of Brilliant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance.

The transaction fits into Sillenger’s business model as the Brilliant Units represent Sillenger’s carried interest in the Equatorial Guinea project, and comprise a tangible asset with a value of over $2,000,000 CDN. If the Brilliant shares perform well, the Units have the potential for significant value add for Sillenger’s shareholders.

The Brilliant transaction also serves as an endorsement of Sillenger’s business plan, and enables Sillenger to replicate a proven concept for the next countries with which the Company is pursuing partnerships.

Competitive Conditions

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners.  Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.1

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries, propane, and a global satellite telephone. All of these types of materials are readily available in either the city of Vancouver or town of Atlin in British Columbia, Canada from a variety of suppliers and can be purchased or imported to Guinea-Bissau or any other country with which we may partner with in the future.

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

Employees

We have one (1) full time or no part time employees.  On May 12, 2010, Mr. Gillespie was appointed as our President and Chief Executive Officer.  Mr. Gillespie has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of independent geologists and consultants we retain on a contract basis.

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

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Bulkley mineral claim is one such acquisition. Accordingly, fee simple title to the Bulkley mineral claims resides with the Crown. The Bulkley mineral claims is a mining lease issued pursuant to the British Columbia Mineral Act to Ms. Sing. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The Bulkley mineral claims is unencumbered and in good standing and there are no third party conditions which affect the claim other than conditions defined by the Province of British Columbia described herein. The rights to the claims expired on June 6, 2011 and management is considering renewing the claims.  Further, there is no insurance covering the Bulkley mineral claims. We believe that no insurance is necessary since the Bulkley mineral claims is unimproved and contains no buildings or improvements.

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

Conditions to Retain Title to Bulkley Mineral Claims

 In order to retain title to the Sillenger Mineral Claims, in the Province of British Columbia the recorded holder of a mineral claims shall perform, or have performed, exploration and development work on the claims to a value of CDN$4 per hectare a year per unit plus a CDN$100 recording fee per claim.  A statement of work must be submitted on or before the anniversary date of the claim.  The anniversary date for our mineral claims was June 6, 2011.  Our mineral claims is a 947 hectare area, and thus requires us to spend a minimum of CDN$4,088 on valid exploration work and recording fees to keep the claim in good standing with the Province of British Columbia.  Alternately, we can make an annual  payment in lieu of work to the Province of British Columbia of CDN$4 per hectare plus a CDN$100 recording fee per claim for the same CDN$4,088 in order to keep the claims in good standing with the Province of British Columbia.  If we fail to make the required filings or payments, we could lose title to the claims and this could have an adverse impact on our business. As of the date of this 10K, these claims have expired. Management is currently considering renewing these claims.

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

Description of Other Properties

Sillenger does not either own nor lease office space.  At present, offices rented on a monthly basis at $2,000 per month with no long term lease obligation. This arrangement is expected to continue until such time as Sillenger's activities necessitates its relocation, as to which no assurances can be given. Sillenger has no agreements with respect to the maintenance or future acquisition of an office.

Item 3. Legal Proceedings.

Sillenger is not a party to any legal proceedings.

Item 4. (Removed and Reserved) Not Applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares became quoted on the Over-the-Counter Bulletin Board on December 8, 2008, under the symbol "SLGX".  On April 4, 2010 our common shares were removed from the OTCBB and moved to the OTCQB market, under the symbol "SLGX". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from QuoteMedia.com) from March 1, 2009 to February 28, 2011 were as follows:

May 31, 2011	$0.22	$0.03
February 28, 2011	$0.55	$0.29
November 30. 2010	$0.81	$0.40
August 31, 2010	$1.70	$0.67
May 31, 2010	$1.59	$0.10
February 28, 2010	$0.10	$0.10
November 30, 2009	$0.10	$0.10
August 31, 2009	$0.105	$0.10
May 31, 2009	$0.30	$0.195
February 28, 2009	$0.00	$0.00

Note
(1)      The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)      Sillenger was first quoted on the OTCBB on December 8, 2008 under the symbol "SLGX.OB"

Holders of Common Stock

As of June 14, 2011 we had 28 stockholders of record holding 40,811,000 shares of common stock.

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

Item 7. Management Discussion and Analysis or Plan of Operations.

2011 Business Environment

The disruptions in the credit and financial markets through 2009 and 2010 have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2010 seemingly was a turnaround period  for stock markets, and a muted positive improvement in consumer optimism and general business conditions, the global economy still appears to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

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

On June 2, 2010, Sillenger announced that, through its relationship with FCMI and its African affiliates, the Company had entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of the continental region (27,000 sq. km) of Equatorial Guinea, known as Rio Muni, as well as 30 km of Continental Platform (4,500 sq. km) off the Atlantic coastline. The survey was intended to provide the Ministry of Mines, Industry and Energy a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of which subsurface structures may present exploration potential, and to identify the likeliest exploration targets within those deposits.

As compensation for assuming the capital risk of the survey, Sillenger was granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desired.

In August 2010 Sillenger received a government delegation from Guinea-Bissau. During their visit, Sillenger arranged meetings in Ottawa with Fugro and also with Government of Canada officials from the Ministry of Foreign Affairs. Sillenger also arranged for a meeting and presentation by the Ministry of Forestry and Mines of the Province of Ontario, one of the world’s leading mining jurisdictions.

On April 28, 2011, Sillenger executed a settlement agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month hold period] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one Common Share and one Common Share purchase warrant of Brilliant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance.

Looking at the year ahead, management believes, Brilliant transaction serves as an endorsement of Sillenger’s business plan, and enables Sillenger to replicate a proven concept for the next countries with which the Company is pursuing partnerships.

Results of Operation

For the year ended February 28, 2011 and February 28, 2010 and the period from February 14, 2007 (inception) to February 28, 2011:

Financial Condition and Liquidity

Revenue - Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

Common Stock  - Management anticipates Sillenger's external sources of liquidity will be private placements for equity conducted outside the United States. During the year ended February 28, 2010, Sillenger completed a private placement on December 14, 2009 where Sillenger issued 50,000 shares of common stock at $0.20 per share for proceeds of $10,000 . There were no share issuances during the year ended February 28, 2011.

Liquidity - At February 28, 2011, Sillenger had assets of $509 consisting of cash ($6,700 - February 28, 2010).  Sillenger had $2,737,891 ($ 7,599  - February 28, 2010) in liabilities of which is mostly owed for
Accounts Payable.

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

Off-Balance Sheet Arrangements—We do not have any material off-balance sheet arrangements.

Expenses

Summary  - Total expenses were $2,736,483 for the year ended February 28, 2011 ($19,598 – February 28, 2010).  Expenses have increased as compared to the year ended February 28, 2010 by $2,716,885 from $19,598 in the previous year ended February 28, 2010.  A total of $2,798,532 in expenses has been incurred by Sillenger since inception on February14, 2007 through to February 28, 2011.  The increase in costs over the past year is primarily related to Sillenger having filed a registration statement to qualify shares held by its stockholders for resale.  The costs can be subdivided into the following categories.

1.
General and Administration expenses: $985,350 in general and administration expenses (includes administrative costs and consulting fees) were incurred for the year ended February 28, 2011 as compared to $3,539  for the year ended February 28, 2010 while a total of $999,227 was incurred in the period from inception on February 14, 2007 to February 28, 2011.

2.
Travel: $575,966 in travel expenses were incurred for the year ended February 28, 2011 as compared to $0 for the year ended February 28, 2010 while a total of $575,966 was incurred in the period from inception on February 14, 2007 to February 28, 2011.

3.
Business development: Sillenger incurred $664,708 in business development expenses for the year ended on February 28, 2011 as compared to $0 for the year ended February 28, 2010. From inception to February 28, 2011, we have incurred a total of $664,708 in business development mainly spent on business development for the African contracts..

4.
 Professional fees: Sillenger incurred $412,158 in legal and audit fees for the year ended February 28, 2011 and $16,059 was incurred for the year ended February 28, 2010. For the period February 14, 2007 (inception) through February 28, 2011, Sillenger has spent a total of $460,330 on exploration.

Sillenger continues to carefully control its expenses and overall costs as it moves forward with the continued development of its business plan. Sillenger does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Summary of Critical Accounting Policies

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a original maturity of three months or less to be cash equivalents.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements  and  the  reported  amounts  of  revenues  and  expenses  during  the  reporting  period.  Significant estimates and assumptions relate to, but are not limited to, estimation of accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions
The Company’s reporting and functional currency is the U.S. dollar. Foreign currency denominated monetary balance sheet items are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for non-monetary balance sheet items and shareholders’ equity, and the average rate for the year for revenues, expenses, gains and losses. Foreign currency gains or losses on translation are included in the statement of operations.

Fair Value of Financial Instruments
The Company adopted ASC Topic 820 for all financial assets and liabilities measured at fair value on a recurring basis.  The Company adopted ASC Topic 820 effective February 28, 2010, for all non-financial assets and liabilities. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement requires fair value measurements be classified and disclosed in one of the following categories:
Level 1 – Quoted prices in active markets for identical assets and liabilities.
Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 – Significant inputs to the valuation model are unobservable.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.
The carrying amounts on the accompanying balance sheet for cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by ASC Topic 740 – Income Taxes. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax incurred for the period and the change during the period of deferred tax assets and liabilities.

In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at February 28, 2011 and 2010.

Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods. Diluted loss per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock which is not applicable to Sillenger as of February 28, 2011 and 2010.

Plan of Operations

Our business plan up until April 2010 was to proceed with the exploration of the Bulkley claims to determine whether there are commercially exploitable reserves of base and precious metals. Beginning in May 2010, we have concentrated our focus on pursuing opportunities in African countries.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

●                 our ability to raise additional funding;

●                 the market price for gold;

●                 the results of our proposed exploration programs on the mineral property; and

●                 our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Subsequent Events

On April 28, 2011, Sillenger executed an agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one Common Share and one Common Share purchase warrant of Brilliant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI Global Inc., including the amounts receivable from Sillenger Exploration Corp., would be transferred to a newly set up wholly owned subsidiary of Sillenger. As of the date of filing this 10K, the agreement had not closed.

On April 28, 2011, Sillenger also entered into an agreement with Mr. Michel Ghostine to compensate him for his role in the African deal.  He who was fundamental in acquiring the agreements with the governments of Equatorial Guinea and Guinea-Bissau, and he is also a director of Sillenger.  Under the terms of the agreement, Sillenger has agreed to pay Mr. Ghostine $150,000.00 USD and to issue him 2,000,000 shares of Sillenger’s common shares for his extensive efforts in securing the Equatorial Guinea contract.

On June 2, 2011, Sillenger entered into a one year consulting agreement with an investor relations firm for an upfront payment of $25,000 plus one million common shares of Sillenger. Sillenger has a right to buy back the one million shares by July 5, 2011 for $25,000. The agreement provides that, in addition to investor relations services, should the investor relations firm introduce Sillenger to a financing source not known to the Sillenger at the time, they will be entitled to a finder’s fee in the amount of 7% of the gross funding provided by such source.

Sillenger will need to seek additional funding to complete the two transactions referenced immediately above.

   Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 4, “Recently Issued Accounting Standards and   Recently Adopted Accounting Pronouncements,” in the Notes to the Financial Statements in this Annual Report on Form 10-K.

Item 7A. Quantitive and Qualitive Disclosure About Market Risk.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules that constitute Item 8 of Form 10-K immediately follow on the next page.

Sillenger Exploration Corp.
(An Exploration Stage Company)

February 28, 2011

Index

Reports of Independent Registered Public Accounting Firm	F-1 and F-2

Balance Sheets as of February 28, 2011 and 2010	F-3

Statements of Operations for the years ended
February 28, 2011 and 2010 and the period from
February 14, 2007 (Inception) through February 28, 2011	F-4

Statement of Stockholders' Equity (Deficit) as of February 28, 2011	F-5

Statements of Cash Flows for the years ended
February 28, 2011 and 2010 and the period from
February 14, 2007 (Inception) through February 28, 2011	F-6

Notes to the Financial Statements	F-7 - F-13

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sillenger Exploration Corp.
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Sillenger Exploration Corp., as of February 28, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from February 14, 2007 (date of inception) through February 28, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 25, 2010

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors

Sillenger Exploration Corp.

We have audited the accompanying balance sheet of Sillenger Exploration Corp. (the “Company”) as of February 28, 2011 and the statements of operations, changes in stockholders’ equity and cash flows for the year then ended and for the period from February 14, 2007 (date of inception) through February 28, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sillenger Exploration Corp.  as of February 28, 2011 and the results of its operations and its cash flows for the year then ended and for the period from February 14, 2007 (date of inception) through February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has no revenue from sales of products or services and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed: “MSCM LLP”

MSCM LLP

Toronto, Canada
June 15, 2011

Sillenger Exploration Corp.
(An Exploration Stage Company)
Balance Sheets
February 28, 2011 and 2010
	February 28,	February 28,
	2011	2010
ASSETS

Current assets:

Cash	$509	$6,700

	509	6,700

	$509	$6,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$2,709,006	$-
Accrued liabilities	28,885	7,599

Total liabilities	2,737,891	7,599

Commitments and Contingencies (Note 7)

Stockholders' deficit

Common stock $0.001 par value,
75,000,000 shares authorized
40,811,000 shares issued and outstanding	40,811	40,811
Additional paid-in-capital	3,514,139	3,514,139
Accumulated deficit	(6,292,332)	(3,555,849)
	3
Total Stockholders' deficit	(2,737,382)	(899)

Total Liabilities and Stockholders' Deficit	$509	$6,700

The Notes to the Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Operations
Years Ended February 28, 2011 and 2010
			Cumulative From
			February 14, 2007
	Years Ended February 28,		(Inception) to
	2011	2010	February 28, 2011

Revenues	$-	$-	$-

Operating expenses:
General and Administrative	985,350	3,539	999,227
Travel	575,966		575,966
Business development	664,708		664,708
Professional services	412,158	16,059	460,330

	2,638,182	19,598	2,700,231

Other income
Foreign exchange loss	$98,301	$-	$98,301

Net Loss and Comprehensive Loss	$2,736,483	$19,598	$2,798,532

Net Loss per share: Basic and Diluted	$(0.07)	$(0.00)

Weighted average shares outstanding: Basic and Diluted	40,811,000	40,781,833

The Notes to the Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows
Years Ended February 28, 2011 and 2010
			Cumulative From
			February 14, 2007
	Years Ended February 28,		(Inception) to
	2011	2010	February 28, 2011

Cash Flows from Operating Activities
Net Loss	$(2,736,483)	$(19,598)	$(2,798,532)
Items not affecting cash
Write-off of equipment	27,522	-	27,522
Foreign exchange loss	-	-	-

	(2,708,961)	(19,598)	(2,771,010)
Changes in non-cash working capital items
Accounts payable	2,709,006	-	2,709,006
Accrued expenses	21,286	599	28,885

Cash Flows Generated From (Used in) Operating Activities	21,331	(18,999)	(33,119)

Cash Flows from Investing Activities
Equipment acquired	(27,522)	-	(27,522)

Cash Flows used in Investing Activities	(27,522)	-	(27,522)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	10,000	61,150

Cash Flows Provided by Financing Activities	-	10,000	61,150

Net Increase (Decrease) in Cash	(6,191)	(8,999)	509
Cash, Beginning of Period	6,700	15,699	-

Cash, End of Period	509	6,700	509

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$3,458,862	$3,458,862
Increase in accumulated deficit for stock dividend	$-	$3,493,800	$3,493,800

The Notes to the Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
Period From February 14, 2007 (Inception) to February 28, 2011

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Issuance of common stock for cash to founders	3,000,000	$3,000	$-	$	$3,000

Net loss for the period ended February 28, 2007	-	-	-	(7)	(7)

Balance February 28, 2007	3,000,000	3,000	-	(7)	2,993

Issuance of common stock for cash at $.01 per share	2,325,000	2,325	20,925	-	23,250

Issuance of common stock for cash at $.05 per share	498,000	498	24,402		24,900

Net loss for the year ended February 29, 2008	-	-	-	(10,054)	(10,054)

Balance, February 29, 2008	5,823,000	5,823	45,327	(10,061)	41,089

Net loss for the year ended February 28, 2009	-	-	-	(32,390)	(32,390)

Balance, February 28, 2009	5,823,000	5,823	45,327	(42,451)	8,699

Stock dividend	34,938,000	34,938	3,458,862	(3,493,800)	-

Issuance of common stock for cash at $.20 per share	50,000	50	9,950	-	10,000

Net loss for the year ended February 28, 2010	-	-	-	(19,598)	(19,598)

Balance, February 28, 2010	40,811,000	40,811	3,514,139	(3,555,849)	(899)

Net loss for the year ended February 28, 2011	-	-	-	(2,736,483)	(2,736,483)

Balance, February 28, 2011	40,811,000	$40,811	$3,514,139	$(6,292,332)	$(2,737,382)

The Notes to the Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Financial Statements
Years Ended February 28, 2011 and 2010

1	Basis of Presentation and Nature of Business

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

On June 1, 2010, Sillenger, through its business partnership with FCMI Global Inc., (“FCMI”) whereby FCMI assigns trademarks, intellectual properties, contracts and agreements to Sillenger in exchange for 5% (percent) of Sillenger’s annual net income as per Sillenger’s audited financial statements, entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of the continental region (27,000 sq. km) of Equatorial Guinea, known as Rio Muni, as well as 30 km of Continental Platform (4,500 sq. km) off the Atlantic coastline.  The survey will provide the Ministry of Mines, Industry and Energy a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of subsurface structures which may present exploration potential, and to identify the likeliest exploration targets within those deposits.

In exchange, Sillenger was granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desires.

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

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Financial Statements
Years Ended February 28, 2011 and 2010

1	Basis of Presentation and Nature of Business (continued)

The business partnership with FCMI entails fully reimbursing FCMI for expenses it incurs in negotiating trademarks, intellectual properties, contracts and agreements that are assigned to Sillenger. At February 28, 2011 the amount included under accounts payable and reimbursable to FCMI amounted to $2,475,587.

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The survey will help to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures.

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI Global Inc., including the amounts receivable from Sillenger Exploration Corp., would be transferred to a newly set up wholly owned subsidiary of Sillenger. As of the date of filing this 10K, the agreement had not closed

2	Going Concern

Sillenger has recurring losses and has accumulated operating losses during the exploration stage of $2,798,532 as of February 28, 2011.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues. Without raising additional capital, there would be substantial doubt Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

3	Summary of Critical Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a original maturity of three months or less to be cash equivalents.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Financial Statements
Years Ended February 28, 2011 and 2010

3	Summary of Critical Accounting Policies (continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements  and  the  reported  amounts  of  revenues  and  expenses  during  the  reporting  period.  Significant estimates and assumptions relate to, but are not limited to, estimation of accrued liabilities. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

The Company’s reporting and functional currency is the U.S. dollar. Foreign currency denominated monetary balance sheet items are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for non-monetary balance sheet items and shareholders’ equity, and the average rate for the year for revenues, expenses, gains and losses. Foreign currency gains or losses on translation are included in the statement of operations.

Fair Value of Financial Instruments

The Company adopted ASC Topic 820 for all financial assets and liabilities measured at fair value on a recurring basis.  The Company adopted ASC Topic 820 effective February 28, 2010, for all non-financial assets and liabilities. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Financial Statements
Years Ended February 28, 2011 and 2010

3	Summary of Critical Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The carrying amounts on the accompanying balance sheet for cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by ASC Topic 740 – Income Taxes. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax incurred for the period and the change during the period of deferred tax assets and liabilities.

In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at February 28, 2011 and 2010.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods. Diluted loss per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock which is not applicable to Sillenger as of February 28, 2011 and 2010.

4	Recently Issued Accounting Standards And Recently Adopted Accounting Pronouncements

Changes in Accounting Policies Including Initial Adoption

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  The guidance provided in this update was effective for the first reporting period beginning after issuance. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Financial Statements
Years Ended February 28, 2011 and 2010

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.

On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events. The amendment was made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued , it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company does not believe the changes have a material impact on its results of operations or financial position.

4	Recently Issued Accounting Standards And Recently Adopted Accounting Pronouncements (continued)

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs this update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company is assessing the potential effect this guidance will have on its financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Financial Statements
Years Ended February 28, 2011 and 2010

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company will comply with the additional disclosures required by this guidance upon its adoption in March 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5	Stockholders’ Equity

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

There were no transactions affecting shareholders’ deficit in the year ended February 28, 2011 other than the net loss. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

As of February 28, 2011 and 2010 there were 40,811,000 shares of common stock issued and outstanding.

6	Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not those benefits will be realized. The Company’s deferred tax assets were fully reserved at February 28, 2011 and February 28, 2010.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Financial Statements
Years Ended February 28, 2011 and 2010

As of February 28, 2011, the Company has federal net operating loss carryforwards of approximately $2,700,231 available to offset taxable income which expire in the year 2031. As the Company is based in Canada, there are no material state net operating loss carryforwards. Deferred tax assets consist of the following on February 28:

	2011	2010
Net operating loss carryforwards	$2,700,231	$19,598

Less: valuation allowance	(2,700,231)	(19,598)

Net deferred tax asset	$-	$-

7	Commitments and Contingencies

Sillenger neither owns nor leases any real or personal property. Lease or rental costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. The Company does not have any commitments and contingencies other than those disclosed under Note 1.

8	Subsequent Events

On April 28, 2011, Sillenger executed an agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month hold period] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one Common Share and one Common Share purchase warrant of Brilliant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI Global Inc., including the amounts receivable from Sillenger Exploration Corp., would be transferred to a newly set up wholly-owned subsidiary of Sillenger. As of the date of filing this 10K, the agreement had not closed

On April 28, 2011, Sillenger also entered into an agreement with Mr. Michel Ghostine to compensate him for his role in the African deal.  He who was fundamental in acquiring the agreements with the governments of Equatorial Guinea and Guinea-Bissau, and he is also a director of Sillenger.  Under the terms of the agreement, Sillenger has agreed to pay Mr. Ghostine $150,000.00 USD and to issue him 2,000,000 shares of Sillenger’s common shares for his extensive efforts in securing the Equatorial Guinea contract.

On June 2, 2011, Sillenger entered into a one year consulting agreement with an investor relations firm for an upfront payment of $25,000 plus one million common shares of Sillenger. Sillenger has a right to buy back the one million shares by July 5, 2011 for $25,000. The agreement provides that, in addition to investor relations services, should the investor relations firm introduce Sillenger to a financing source not known to the Sillenger at the time, they will be entitled to a finder’s fee in the amount of 7% of the gross funding provided by such source.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Sillenger engaged MSCM LLP in June 2010. Sillenger auditors since its formation to June 18, 2010 were Silberstein Ungar, PLLC and there are no disagreements with the findings of said accountants.

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of February 28, 2011.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of February 28, 2011. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of February 28, 2011.

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

Changes in Internal Controls

Based on the evaluation as of February 28, 2011, John Gillespie, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9a(T) - Controls And Procedures.

See Item 9A - Controls and Procedures above.

Item 9B. Other Information.

None.

PART III
Item 10. Directors and Executive Officers, Promoters  and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since
Michele Ghostine	52	Director	December 01, 2010
John Gillespie	61	President and CEO, Director	May 12, 2010

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

Mr. Michel Ghostine

On December 1, 2010 Sillenger announced announce the appointment of Mr. Michel Ghostine to the Board of Directors of Sillenger Exploration Corp. Mr. Ghostine, born in Togo, has over 18 years of business experience in Africa, Europe and the Middle East. Most recently, Mr. Ghostine has acted as representative and advisor to FCMI Global Inc, which conducts negotiations with African governments on behalf of Sillenger. Mr. Ghostine has served as advisor to senior government leaders in many African countries, and has represented companies seeking business opportunities in Africa. Mr. Ghostine’s strengths align perfectly with Sillenger’s role in enabling developing countries to promote private sector growth, and establishing the foundations for a diversified economy, and more importantly, economic independence.  Mr. Ghostine’s knowledge, experience, and guidance in Africa will be invaluable as we continue to establish our presence on the Continent.

Term of Office

Our directors have been appointed to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Conflicts of Interest

We do not have any procedures in place to address conflicts of interest that may arise in our directors between our business and their other business activities.

During the last two years, prior to his appointment as an officer of the Company there has been no transaction or proposed transaction that the Company was or is a party to in which Mr. Gillespie had or is to have a direct or indirect material interest.  Mr. Ghostine was instrumental in acquiring the agreements with the governments of Equatorial Guinea and Guinea-Bissau and the Company compensated him for his services as described above.

We do not expect any conflict of interest between any of our officers or directors and the Company in the future.

Significant Employees

Sillenger has no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors or officers have been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of anycourt of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
●	found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Item 11. Executive Compensation.

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009 to the persons who served as our Chief
Executive Officers, and each of the two other most highly compensated executive officers during our 2011 fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Gillespie President and CEO and Ms Carolyne Sing(1)	2011 2010 2009	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Ms. Sing  was appointed President, CEO, Treasurer, Secretary and a Director of the Company on February 14, 2007, the date of our formation.  Ms. Sing resigned as President and CEO for Sillenger on May 12, 2010.  Mr. John Gillespie was appointed President and CEO of Sillenger in her place. There was no compensation paid to Ms Sing in the three years indicated above.

Compensation of Directors

Director Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the fiscal years ended February 28, 2011, February 28, 2010 and February 29, 2009, by our directors.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards or Options (#)	All other Compensation ($)
John Gillespie, Mr. Michel Ghostine	2011	None	None	None
	2010	None	None	None
	2009	None	None	None

General

Sillenger's officers and directors for the years ended February 28, 2011, February 28, 2010, and February 28, 2009 have not received any compensation for their services rendered to Sillenger since inception. Mr. John Gillespie, Mr. Michel Ghostine and ‘Ms. Carolyne Sing has agreed to act without compensation until authorized by the Board of Directors.  Further, Sillenger is not accruing any compensation pursuant to any agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders, Directors and Officers

The following table sets forth certain information as of May 31, 2011, regarding the beneficial ownership of Sillenger's Common Stock by (i) each stockholder known by Sillenger to be the beneficial owner of more than 5% of Sillenger's Common Stock, (ii) by each Director and executive officer of Sillenger and (iii) by all executive officer and Directors of Sillenger as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(3)

John Gillespie President and Chief Executive Officer 44 Charles St West Suite 719 Toronto, Ontario M4Y 1R7	21,000,000(2) (Restricted securities as defined in the Securities Act of 1933)	51.46%

All officers and directors as a group (1 person)	21,000,000(2) (Restricted securities as defined in the Securities Act of 1933)	51.46%

Notes

1.	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.
2.	On May 26, 2010, Mr Gillespie acquired 21,000,000 shares of the common stock of Sillenger previously held by Ms. Carolyne Sing. These shares represent a controlling interest in Sillenger.
3.	The percent of class is based on 40,811,000 shares of common stock issued and outstanding as of May 31, 2011.

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

In return for Ms. Sing holding the Bulkley mineral claims in trust for us, Sillenger agreed to make payments on behalf of Ms. Sing holding to keep the claim on good standing with the Province of British Columbia. We anticipate the amount of the payments to be made on behalf of Ms. Sing to be CDN $2,200 annually.

Except as noted above, none of the following parties has, since our inception on February 14, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●   Any of our directors or officers;

●    Any person proposed as a nominee for election as a director;

●    Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

●    Any of our promoters;

●    Any relative or spouse of any of the foregoing persons who has the same house as such person.

The promoter of our company is Mr. John Gillespie. Except for the transactions with Ms. Sing noted above, there is nothing of value to be received by each promoter, either directly or indirectly, from us. Additionally, except for the transactions noted above, there have been no assets acquired or are any assets to be acquired from each promoter, either directly or indirectly, from us.

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

We currently only have two directors on our Board of Directors, Mr. John Gillespie and Mr. Michel Ghostine.

The Company is currently traded on the OTCQB, which does not require that a majority of the Board be independent.

We do not have a compensation committee, nominating committee or audit committee.  The functions of these committees are performed by our Board of Directors.

Item 14. Principal Accountant Fees and Services.

Fees and Services

Audit and review fees:
MSCM LLP is the Company’s independent auditors. Audit and review fees for the year ended February 28, 2011 are estimated to be  $54,000 for MSCM and for. Silberstein Ungar, PLLC for the years ended February 28, 2011 and 2010  totaled  $4,000 and $6,550 respectively.  MSCM was hired in June 2010.
Tax fees:
Tax fees for the year ended February 28, 2011 are estimated to be $0 and  for  MSCM and for Silberstein Ungar, PLLC for the years ended February 28, 2011 and 2010  totaled  $0 and $250 respectively.

All other fees
For the years ended February 28, 2011 and 2010, the Company was not billed for products and services other than those described above.

Pre-Approval Policies and Procedures

We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Board of Directors has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and review assurance services.

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2011. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Board of Directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants. Before engaging the auditors in additional services, the Board of Directors considers how these services will impact the entire engagement and independence factors.

PART IV

Item 15. Exhibits, Financial Statement and Schedules

(1)  and (2) Consolidated Financial Statements and Financial Statement Schedule

These documents are included in the response to Item 8 of this report. See the indent on page 7.

(3) Exhibits

The following exhibits are filed with this reports

Exhibit Number                           Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement filed on July 2, 2008).
3.2.	Bylaws (incorporated by reference from our Form S-B-1 Registration Statement, filed July 2, 2008).
10.1	Buckley Declaration on Trust concerning our mineral claims (incorporated by reference from our Form S-1 Registration Statement, filed June 2, 2008).
10.2	Consulting Agreement with Allan P. Juhas dated May 21, 2010 (incorporated by reference from our Form 8-K filed on May 21, 2010).
10.3	Consulting Agreement with Carob Management Limited dated May 21, 2010 (incorporated by reference from our Form 8-K filed May 26, 2010).
10.4	Share Purchase Agreement dated May 26, 2010 between John Gillespie and Carolyn Sing (incorporated by reference from our Form 8-K filed on June 2, 2010.)
10.5	Survey Agreement dated June 11, 2010 between Sillenger Exploration Corp. and Fugro Airbourne Surveys Corp. (incorporated by reference form our Form 8-K filed June 14, 2010).
10.6	Settlement Agreement dated April 28, 2011 between Sillenger Exploration Corp., Brilliant Mining Corp. and other parties (incorporated by reference from our Form 8-K filed on June 10, 2011).
10.7	Termination of Agency Association Agreement dated April 28, 2011 between Sillenger Exploration Corp. and Mr. Michel Ghostine (incorporated by reference from our Form 8-K filed on June 10, 2011).
23..1	Consent of Silberstein Ungar, PLLC, Independent Registered Public Accounting Firm.
31. a	Section 906 Certificate of CEO.
31. b	Section 906 Certificate of CFO.
32. a	Section 302 Certificate of CEO & CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILLENGER EXPLORATION CORP.

By:	/s/ John Gillespie
By: John Gillespie, President and Chief Executive Officer
Date: June 15, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John Gillespie
By: John Gillespie, President and Chief Executive Officer
Date: June 15, 2010

/s/ John Gillespie
By: John Gillespie, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director
Date: June 15, 2010