Form 10-Q
period 2011-05-31
SILLENGER EXPLORATION CORP.
filed 2011-07-15
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2011
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

40,811,000 common shares issued and outstanding as of July 15, 2011.

i

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	1
ITEM 1. FINANCIAL STATEMENTS .	1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	8
Forward Looking Information .	8
Business Environment .	8
Results of Operation .	9
Financial Condition and Liquidity .	9
Expenses .	10
Plan of Operations .	10
Off-balance sheet arrangements .	11
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	11
ITEM 4: CONTROLS AND PROCEDURES .	11
(a) Evaluation of Disclosure Controls and Procedures .	11
(b) Internal Controls over financial reporting .	11
ITEM 4A(T): CONTROLS AND PROCEDURES .	12
PART II - OTHER INFORMATION .	13
ITEM 1. LEGAL PROCEEDINGS .	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	13
Unregistered Sales of Equity Securities .	13
Use of Proceeds .	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	13
ITEM 5. OTHER INFORMATION .	13
ITEM 6. EXHIBITS .	13
Exhibits .	13
SIGNATURES .	14

ii

Sillenger Exploration Corp.
(An Exploration Stage Company)
Balance Sheets

	May 31,	February 28,
	2011	2011
	(Unaudited)
ASSETS

Current assets:

Cash	$93,374	$509
	93,374	509

	$93,374	$509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable (Note 3)	$2,859,220	$2,709,006
Accrued liabilities	28,886	28,885
Loans payable (Note 3)	111,086	-

Total liabilities	2,999,192	2,737,891

Stockholders' deficit

Common stock $0.001 par value,
75,000,000 shares authorized
40,811,000 shares issued and outstanding	40,811	40,811
Additional paid-in-capital	3,514,139	3,514,139
Accumulated deficit	(6,460,768)	(6,292,332)

Total Stockholders' deficit	(2,905,818)	(2,737,382)

Total Liabilities and Stockholders' Deficit	$93,374	$509

The Notes to the Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Operations

			Cumulative From
			February 14, 2007
	Three Months Ended May 31,		(Inception) to
	2011	2010	May 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses:
General and Administrative	18,156	189,922	1,017,383
Travel	1,885	101,728	577,851
Business development	-	61,810	664,708
Professional services	140,481	30,088	600,811

	160,522	383,548	2,860,753

Other income
Foreign exchange loss (gain)	$7,914	$(7,436)	$106,215

Net Loss and Comprehensive Loss	$168,436	$376,112	$2,966,968

Net Loss per share: Basic and Diluted	$(0.00)	$(0.01)

Weighted average shares outstanding: Basic and Diluted	40,811,000	40,811,000

The Notes to the Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows

				Cumulative From
				February 14, 2007
	Three Months Ended May 31,			(Inception) to
	2011	2010		May 31, 2011

Cash Flows from Operating Activities
Net Loss	$(168,436)		$(376,112)	$(2,966,968)
Items not affecting cash
Write-off of equipment	-		-	27,522

	(168,436)		(376,112)	(2,939,446)
Changes in non-cash working capital items
Accounts payable	150,214		403,092	2,859,220
Accrued expenses	1		15,846	28,886
Loan payable	111,086		-	111,086

Cash Flows Generated From (Used in) Operating Activities	92,865		42,826	59,746

Cash Flows from Investing Activities
Equipment acquired	-		(27,522)	(27,522)

Cash Flows used in Investing Activities	-		(27,522)	(27,522)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-		-	61,150

Cash Flows Provided by Financing Activities	-		-	61,150

Net Increase (Decrease) in Cash	92,865		15,304	93,374
Cash, Beginning of Period	509		6,700	-

Cash, End of Period	93,374		22,004	93,374

Supplemental Cash Flow Information
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$		$3,458,862
Increase in accumulated deficit for stock dividend	$-	$		$3,493,800

The Notes to the Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

1	Basis of Presentation and Nature of Business

The accompanying unaudited interim consolidated financial statements (“interim statements”) are denominated in US$ and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three months ended May 31, 2011 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2012.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Sillenger Exploration Corp. (“Sillenger” or the “Company”) was incorporated in Nevada on February 14, 2007.  Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations. During the period ended February 28, 2008, the Company had acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. On May 15, 2009 the Company abandoned the mineral titles and re-staked them in order to reduce exploration costs. The Company’s rights to these claims expired in June 2011.

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

On June 1, 2010, Sillenger, through its business partnership with FCMI Global Inc., (“FCMI”) whereby FCMI assigned trademarks, intellectual properties, contracts and agreements to Sillenger in exchange for 5% (percent) of Sillenger’s annual net income per Sillenger’s audited financial statements, entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of the continental region (27,000 sq. km) of Equatorial Guinea, known as Rio Muni, as well as 30 km of Continental Platform (4,500 sq. km) off the Atlantic coastline.  The survey was to provide the Ministry of Mines, Industry and Energy a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of subsurface structures which may present exploration potential, and to identify the likeliest exploration targets within those deposits.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

1	Basis of Presentation and Nature of Business (continued)

In exchange, Sillenger was granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desires.

Sillenger had the right to determine which claims it would have retain for its own account, and had the right to market, as principal or joint-venture, any other properties to prospective mining or oil interests, and to retain a carried interest in those properties. The licensing model reduced the Company’s risk, which was to be assumed by the exploration partners, who benefit from the upside when a deposit is discovered, developed, and put into production. Optimally, Sillenger simply retains an interest, either through shares or royalties, in every exploration, mining, and oil venture that occurs on its claims, in essence becoming a claims and portfolio manager, and receiving revenues from multiple sources.

The business partnership with FCMI entailed fully reimbursing FCMI for expenses it incurred in negotiating trademarks, intellectual properties, contracts and agreements that were assigned to Sillenger. At May 31, 2011 the amount included under accounts payable and reimbursable to FCMI amounted to $2,482,801.

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The survey would have helped to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures.

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI Global Inc., including the amounts receivable from Sillenger Exploration Corp., would be transferred to a newly set up wholly owned subsidiary of Sillenger. On, May 5, 2011, the Company incorporated a fully owned subsidiary in Ontario, Canada. As of May 31, 2011, the subsidiary remains inactive.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

On July 12, 2011 the Company closed its transaction with Ivory Resources, Brilliant Mining and others.

2	Going Concern

Sillenger has recurring losses and has accumulated operating losses during the exploration stage of $2,966,968 as of May 31, 2011.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues. Without raising additional capital, there would be substantial doubt about Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, from revenues from the acquisition and exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

3	Related Party Transactions

During the quarter ended May 31, 2011, the Company received short-term, interest free, loan for working capital financing amounting to $111,086 from a company controlled by a shareholder. The loan is interest free and payable on demand.

Included in general and administration expenses is Canadian $ 9,917 (2010 - $0) of reimbursable business expenses incurred by the CEO and President in the ordinary course of business.  At May 31, 2011, Canadian $5,682 (December 31, 2010 – Canadian $5,765) of these expenses remain unpaid and included in accounts payable.

4	Stockholders’ Equity

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. During the period ended February 28, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash. During the year ended February 28, 2010, the Company issued 50,000 shares of stock for $ 10,000 cash. Also, during the year ended February 28, 2010, the company declared a 6 to 1 stock dividend valued at $0.10 per share at the grant date resulting in the issuance of 34,938,000 shares and a non-cash transaction recorded to additional paid-in capital of $3,458,862 and accumulated deficit of $3,493,800.

There were no transactions affecting shareholders’ deficit in the year ended February 28, 2011 and for the quarter ended May 31, 2011 other than the net loss. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

As of May 31, 2011 and 2010 there were 40,811,000 shares of common stock issued and outstanding.

5	Subsequent Events

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

On July 12, 2011, Sillenger closed the agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI Global Inc., including the amounts receivable from Sillenger Exploration Corp., would be transferred to a newly set up wholly owned subsidiary of Sillenger.

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

Business Environment

The disruptions in the credit and financial markets through 2010 have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While early 2011 seemingly was a turnaround period  for stock markets, and a muted positive improvement in consumer optimism and general business conditions, the global economy still appears to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

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

Sillenger will need to seek additional funding to continue pursuing it’s business plan.

Subsequent Events

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

On July 12, 2011, Sillenger closed the agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger an agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI Global Inc., including the amounts receivable from Sillenger Exploration Corp., would be transferred to a newly set up wholly owned subsidiary of Sillenger.

Results of Operation

For the quarters ended May 31, 2011 and May 31, 2010, and the period from February 14, 2007 (inception) to May 31, 2011:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of the date of May 31, 2011 and July 15, 2011, Sillenger has 40,811,000 common shares issued and outstanding. There was no common stock issuance in the three months period ended May 31, 2011.

LIQUIDITY - At May 31, 2011, Sillenger had assets of $93,374 consisting of cash ($509 – February 28, 2011, consisting of cash).  Sillenger had $2,999,192 in liabilities consisting of accounts payable and accrued liabilities and loan payable ($2,737,891 –  February 28, 2011, consisting of accounts payable and accrued liabilities).

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

Expenses

SUMMARY – Total expenses were $168,436 for the quarter ended May 31, 2011 ($376,112 – May 31, 2010).  Expenses have decreased as compared to the quarter ended May 31, 2011 by $207,676.  A total of $2,966,968 in expenses has been incurred by Sillenger since inception on February14, 2007 through to May 31, 2011.  The higher costs in the prior year quarter as compared to the current year quarter is primarily related to Sillenger’s transformation into a natural resource development company in the prior year quarter dedicated to bringing a progressive and creative approach to natural resource management and exploration.  The costs can be subdivided into the following categories.

1.
General and administrative: These primarily consist of salaries, office supplies and telecommunication expenses. $18,156 of administrative expenses were incurred for the quarter as compared to $189,922 for the quarter ended May 31, 2010 while a total of $1,017,383 was incurred in the period from inception on February 14, 2007 to May 31, 2011.

2.
Travel: $1,885 of travel expenses were incurred for the quarter as compared to $101,728 for the quarter ended May 31, 2010 while a total of $577,851 was incurred in the period from inception on February 14, 2007 to May 31, 2011.

3.
Business development: $0 of business development expenses were incurred for the quarter as compared to $61,810 for the quarter ended May 31, 2010 while a total of $664,708 was incurred in the period from inception on February 14, 2007 to May 31, 2011.

4.
Professional fees: These primarily consist of legal, accounting and audit fees. $140,481 of professional fees were incurred for the quarter as compared to $30,088 for the quarter ended May 31, 2010 while a total of $600,811 was incurred in the period from inception on February 14, 2007 to May 31, 2011.

Sillenger continues to carefully control its expenses and overall costs as it transforms into a natural resource development company. In addition to Mr. Gillespie and Dr. Juhas (a consultant), Sillenger has 3 other consultants.

Plan of Operations

Our business plan up until April 2010 was to proceed with the exploration of the Bulkley claims to determine whether there are commercially exploitable reserves of base and precious metals. Beginning in May 2010, we have concentrated our focus on pursuing opportunities in African countries.

We will also need to seek additional funding to pursue the new ventures in Africa identified by our new President and Chief Executive Officer Mr. John Gillespie. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund new projects identified in Africa. We believe that debt financing will not be an alternative for funding any potential projects in Africa or elsewhere. The risky nature of these enterprises and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine or project can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Off-balance sheet arrangements

As of May 31, 2011, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer has concluded that as of May 31, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of May 31, 2011 and believe they are effective.

Based upon his evaluation of our controls our President. Chief Executive Officer and Chief Financial Officer has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of May 31, 2011, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended May 31, 2011, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SILLENGER EXPLORATION CORP.

Date: July 15, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: July 15, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer