Form 10-Q
period 2011-08-31
SILLENGER EXPLORATION CORP.
filed 2011-10-21
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2011
or
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

56,411,000 common shares issued and outstanding as of October 21, 2011.

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	1
ITEM 1. FINANCIAL STATEMENTS .	1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	8
Forward Looking Information .	8
Business Environment .	8
Results of Operation .	9
Financial Condition and Liquidity .	9
Expenses .	10
Plan of Operations .	10
Off-balance sheet arrangements .	11
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	11
ITEM 4: CONTROLS AND PROCEDURES .	11
(a) Evaluation of Disclosure Controls and Procedures .	11
(b) Internal Controls over financial reporting .	12
ITEM 4A(T): CONTROLS AND PROCEDURES .	12
PART II - OTHER INFORMATION .	13
ITEM 1. LEGAL PROCEEDINGS .	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	13
Unregistered Sales of Equity Securities .	13
Use of Proceeds .	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	13
ITEM 5. OTHER INFORMATION .	13
ITEM 6. EXHIBITS .	13
Exhibits .	13
SIGNATURES .	14

i

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets

	August 31,	February 28,
	2011	2011
	(Unaudited)
ASSETS

Current assets:

Cash	$170,266	$509
Prepaid expenses	184,167	-
	354,433	509

Investment (Note 5)	1,704,458	-

Total Assets	$2,058,891	$509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 6)	$507,638	$2,709,006
Accrued liabilities	401,151	28,885
Loan payable (Note 6)	37,671	-
Total liabilities	946,460	2,737,891

Stockholders' equity (deficit)

Common stock $0.001 par value,
75,000,000 shares authorized
51,211,000 shares issued and outstanding	51,211	40,811
Additional paid-in-capital	3,974,283	3,514,139
Stock subscriptions received	141,147	-
Accumulated other comprehensive loss	(175,696)	-
Accumulated deficit	(2,878,514)	(6,292,332)
Total Stockholders' equity (deficit)	1,112,431	(2,737,382)
Subsequent events (note 9)

Total Liabilities and Stockholders' Equity (Deficit)	$2,058,891	$509

The Notes to the Interim Consolidated Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
					Cumulative From
					February 14, 2007
	Three months ended August 31,		Six months ended August 31,		(Inception) to
	2011	2010	2011	2010	August 31, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and Administrative	98,815	165,991	116,971	355,912	1,116,198
Travel	31,118	38,437	33,003	140,165	608,969
Marketing and business development	126,115	26,690	126,115	88,500	790,823
Professional services	154,804	95,789	295,285	125,878	755,615

	410,852	326,907	571,374	710,455	3,271,605

Other income (expense):
Income from sale of rights (Note 5)	4,369,208	-	4,369,208	-	4,369,208
Foreign exchange (loss) gain	(9,901)	18,753	(17,815)	26,189	(116,116)

	4,359,307	18,753	4,351,393	26,189	4,253,092

Income (loss) before income tax expense	3,948,455	(308,154)	3,780,019	(684,266)	981,487

Income tax expense	366,201	-	366,201	-	366,201

Net income (loss)	3,582,254	(308,154)	3,413,818	(684,266)	615,286

Other Comprehensive Loss
Unrealized loss on investment (Note 5)	175,696	-	175,696	-	175,696

Comprehensive income (loss)	$3,406,558	$(308,154)	$3,238,122	$(684,266)	$439,590

Net income (loss) per share:
Basic and Diluted	$0.08	$(0.01)	$0.08	$(0.02)

Weighted average shares outstanding
Basic and Diluted	44,180,565	40,811,000	42,495,783	40,811,000

The Notes to the Interim Consolidated Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

				Cumulative From
				February 14, 2007
	Six Months Ended August 31,			(Inception) to
	2011	2010		August 31, 2011

Cash Flows from Operating Activities
Net income (loss)	$3,413,818		$(684,266)	$615,286
Items not affecting cash
Expenses paid by stock	93,333		-	93,333
Non-cash income	(1,880,154)		-	(1,880,154)
Write-off of equipment	-		-	27,522

	1,626,997		(684,266)	(1,144,013)
Changes in non-cash working capital items
Prepaid expenses	(37,500)		(191,520)	(37,500)
Accounts payable	(2,201,368)		894,271	507,638
Accrued expenses	372,266		5,845	401,151
Loan payable	37,671		-	37,671

Cash Flows (Used in) Generated From Operating Activities	(201,934)		24,330	(235,053)

Cash Flows from Investing Activities
Equipment acquired	-		(27,522)	(27,522)

Cash Flows used in Investing Activities	-		(27,522)	(27,522)

Cash Flows from Financing Activities
Stock subscriptions received	141,147		-	141,147
Proceeds from issuance of common stock	230,544		-	291,694

Cash Flows Provided by Financing Activities	371,691		-	432,841

Net Increase (Decrease) in Cash	169,757		(3,192)	170,266
Cash, Beginning of Period	509		6,700	-

Cash, End of Period	$170,266		$3,508	$170,266

Supplemental Cash Flow Information
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$		$3,458,862
Increase in accumulated deficit for stock dividend	$-	$		$3,493,800

The Notes to the Interim Consolidated Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

1              Nature of Business

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

On June 1, 2010, Sillenger, through its business partnership with FCMI Global Inc. (“FCMI”), whereby FCMI assigned trademarks, intellectual properties, contracts and agreements to Sillenger in exchange for 5% (percent) of Sillenger’s annual net income per Sillenger’s audited financial statements, entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of certain specific areas of Equatorial Guinea.  The survey was to provide the Ministry of Mines, Industry and Energy of Equatorial Guinea a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of subsurface structures which may present exploration potential, and to identify the likeliest exploration targets within those deposits. In exchange, Sillenger was granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desires. The business partnership with FCMI entailed fully reimbursing FCMI for expenses it incurred in negotiating trademarks, intellectual properties, contracts and agreements that were assigned to Sillenger.

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The survey would have helped to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures.

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources Inc. (“Ivory”), Brilliant Mining Corp. (“Brilliant”) and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI, including the amounts receivable from Sillenger, would be transferred to a newly set up wholly owned subsidiary of Sillenger. On, May 5, 2011, the Company incorporated a fully owned subsidiary in Ontario, Canada. On July 12, 2011 the Company closed its transaction with Ivory, Brilliant and others.

In late July 2011, Sillenger accepted an invitation to travel to Africa to meet with senior government officials in a number of West African countries. The purpose of the trip was to present the Sillenger/Government partnership model for helping to attract foreign capital investment, and to discuss mutually beneficial business development opportunities.

2              Basis of Presentation

The accompanying unaudited interim consolidated financial statements (“interim statements”) are denominated in US$ and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q in accordance with U.S GAAP.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and six month periods ended August 31, 2011, may not be indicative of the results for the entire year.

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

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

2              Basis of Presentation

The accompanying interim consolidated financial statements of the Company include the accounts of Sillenger and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Significant accounting policies include:

Investments

The Company has classified its investment as available for sale and recorded it at fair market value and any associated gain or loss, net of tax, is recorded as “other comprehensive income (loss)”.

3              Going Concern

Sillenger has recurring losses and has accumulated operating losses during the exploration stage of $2,878,514 as of August 31, 2011.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues. Without raising additional capital or realization of its investments, there would be substantial doubt about Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, from revenues from the acquisition and exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

4              Recently Issued Accounting Pronouncements

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The Company does not expect this guidance will have a material impact on its results of operations or financial position

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This guidance is effective for the Company beginning with its third quarter of fiscal year 2012. The Company has early-adopted this guidance.

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (―U.S. GAAP) to conform with measurement and disclosure requirements in International Financial Reporting Standards (―IFRS). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word ―shall rather than ―should to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and is effective for the Company beginning with its third quarter of fiscal year 2012. The Company is currently evaluating this guidance and has not yet determined the impact the adoption will have on its consolidated financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

5              Investment

Represents 7,407,407 Units (“Units”), of Brilliant, a publicly traded entity on the Toronto Venture Stock Exchange. Each Unit, with a fair market value of approximately of $0.25 at the time, consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant Mining upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance.

The shares have been valued using observable market prices subject to liquidity adjustments and the warrants have been valued using the Black Scholes model.

These Units were received as part compensation for Sillenger giving up its rights pertaining to Sillenger’s agreement with the Government of the Republic of Equatorial Guinea. In addition, as part of this agreement, amounts payable by Sillenger to FCMI of $2,489,054 were forgiven.

On July 12, 2011, upon closing the above transaction, the Company recorded $4,369,208 as “Other income” consisting of $2,489,054 representing amounts payable by Sillenger to FCMI, now forgiven, and $1,880,154 representing the fair value on July 12, 2011, of the Units of Brilliant.

On August 31, 2011, the fair value of the Units of Brilliant Mining was $1,704,458. The FV of Units was made of the fair market value of the shares of $1,481,481 and fair value of warrants valued using the Black Scholes model of $222,977.  The reduction in the value of the Units of $175,696 was recorded as a component of Other comprehensive loss as “Unrealized loss on investment”.

6              Related Party Transactions

During the six month period ended August 31, 2011, the Company received a short-term, interest free, loan for working capital financing amounting to $37,671 (net of repayments) from First African Exploration Corp. (“First African”), a company controlled by a shareholder. The loan is payable on demand.

Included in general and administration expenses is Canadian $35,994 (2010 - $0) of reimbursable business expenses incurred by the CEO and President in the ordinary course of business.  At August 31, 2011, Canadian $15,973 (February 28, 2011 – Canadian $5,765) of these expenses remain unpaid and included in accounts payable.

7              Stockholders' Equity

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. During the period ended February 28, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash. During the year ended February 28, 2010, the Company issued 50,000 shares of stock for $10,000 cash. Also, during the year ended February 28, 2010, the company declared a 6 to 1 stock dividend valued at $0.10 per share at the grant date resulting in the issuance of 34,938,000 shares and a non-cash transaction recorded to additional paid-in capital of $3,458,862 and accumulated deficit of $3,493,800.

There were no transactions affecting shareholders’ deficit in the year ended February 28, 2011 and for the quarter ended May 31, 2011 other than the net loss. During the quarter ended August 31, 2011, the Company issued shares pursuant to the following transactions:

On July 27, 2011, the Company closed a private placement of its common stock units at $0.05 per unit. Each common stock unit consisted of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock. The exercise price applicable to the Warrants is $0.10 per Share. The Company issued and sold an aggregate of 4,400,000 units receiving proceeds of $230,544.

On August 5, 2011, the Company issued 4,000,000 shares of its common stock for a one year consulting services agreement at $0.04 per share. The agreement is with an independent energy consultant specializing in the prospect evaluation, reserve assessment, risk evaluation, subsurface geological and geophysical interpretation, and database management.

On August 8, 2011, the Company issued 2,000,000 shares of its common stock at $0.04 per share to its director and executive vice president as part consideration for his efforts in closing the contract with the Government of the Republic of Equatorial Guinea.

As of August 31, 2011 and 2010 there were 51,211,000 and 40,811,000 shares respectively of common stock issued and outstanding.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

8              Financial Instruments

Fair Value of Financial Instruments Hierarchy

ASC Topic-820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level l) and  the lowest priority to unobservable inputs (Level 3). The three levels are as follows:

Level l - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using industry standard models or other valuation methodologies. These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include over the counter forwards, options and repurchase agreements.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC Topic-820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

9              Subsequent Events

On September 12, 2011, the Company issued and sold an aggregate of 3,500,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $175,000. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share. In this closing, a total of 3,500,000 Shares were issued and the total number of shares of common stock issuable upon exercise of the Warrants at the exercise price is 1,750,000 in aggregate. As of August 31, 2011, the Company had received subscriptions towards this placement of $141,147. Also in September 2011, the Company issued an aggregate of 1,700,000 shares of common stock as compensation for service contracts.

On September 16, 2011, Sillenger entered into an agreement with First African, whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining, hydrocarbons, water, and other natural resource projects. The agreement is contingent upon the Company obtaining financing and entering into a contract with a target country, and the Company receiving financing for the performance of the contract.

On September 19, 2011, Sillenger announced that it entered into a Memorandum of Understanding (“MOU”) to form a partnership with the Government of the Republic of Benin, which has a strong desire to drive its economic growth by developing its mining and oil industries.

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

Business Environment

The disruptions in the credit and financial markets through 2010 and into 2011 have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2011 has seen a lot of political and economic uncertainties in Europe and Middle East, the global economy continues to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

On May 26, 2010, Sillenger introduced its proprietary CLP Claims Licensing Program which is designed to help governments to provide a fast-track process for issuing the necessary documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination.

On June 1, 2010, Sillenger, through its business partnership with FCMI Global Inc., (“FCMI”) whereby FCMI assigned trademarks, intellectual properties, contracts and agreements to Sillenger in exchange for 5% (percent) of Sillenger’s annual net income per Sillenger’s audited financial statements, entered into a contract with the Government of the Republic of Equatorial Guinea to conduct an airborne geophysical survey of certain specific areas of Equatorial Guinea.  The survey was to provide the Ministry of Mines, Industry and Energy of Equatorial Guinea a geological database of the region highlighting the locations where there may be the presence of mineral, hydrocarbon or groundwater deposits, and a preliminary identification of subsurface structures which may present exploration potential, and to identify the likeliest exploration targets within those deposits. In exchange, Sillenger was granted the mineral and hydrocarbon rights to 15% of the claim blocks in the entire area surveyed, as chosen by Sillenger, as well as a preferential right to any other claims that Sillenger desires. The business partnership with FCMI entailed fully reimbursing FCMI for expenses it incurred in negotiating trademarks, intellectual properties, contracts and agreements that were assigned to Sillenger.

On June 11, 2010, Sillenger retained Fugro Airborne Surveys, a subsidiary of Fugro Group, to conduct the airborne geophysical survey of the Rio Muni region of Equatorial Guinea. The survey would have helped to reveal the locations of potential deposits, and provide a detailed reading of the subsurface structures.

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources, Brilliant Mining and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, all the assets of FCMI Global Inc., including the amounts receivable from Sillenger Exploration Corp., would be transferred to a newly set up wholly owned subsidiary of Sillenger. On, May 5, 2011, the Company incorporated a fully owned subsidiary in Ontario, Canada. On July 12, 2011 the Company closed its transaction with Ivory Resources, Brilliant Mining and others.

In early August 2011, Sillenger accepted an invitation to travel to Africa to meet with senior government officials in a number of West African countries. The purpose of the trip was to present the Sillenger/Government partnership model for helping to attract foreign capital investment, and to discuss mutually beneficial business development opportunities.

On September 16, 2011, Sillenger entered into an agreement with First African Exploration Corp, whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining, hydrocarbons, water, and other natural resource projects. The agreement is contingent upon the Company obtaining financing and entering into a contract with a target country, and the Company receiving financing for the performance of the contract.

On September 19, 2011, Sillenger announced that it entered into a Memorandum of Understanding (“MOU”) to form a partnership with the Government of the Republic of Benin, which has a strong desire to drive its economic growth by developing its mining and oil industries.

Looking at the year ahead, management believes, Brilliant transaction along with the MOU with Government of the Republic of Benin serves as an endorsement of Sillenger’s business plan, and enables Sillenger to replicate a proven concept for the next countries with which the Company is pursuing partnerships

Sillenger will need to seek additional funding to continue pursuing its business plan.

Subsequent Events

On September 12, 2011, the Company issued and sold an aggregate of 3,500,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $175,000. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share. In this closing, a total of 3,500,000 Shares were issued and the total number of shares of common stock issuable upon exercise of the Warrants at the exercise price is 1,750,000 in aggregate. As of August 31, 2011, the Company had received subscriptions towards this placement of $141,147.

Also in September 2011, the Company issued an aggregate of 1,700,000 shares of common stock as compensation for service contracts.

Results of Operation

For the quarters ended August 31, 2011 and August 31, 2010, and the period from February 14, 2007 (inception) to August 31, 2011:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of the date of August 31, 2011 Sillenger has 51,211,000 common shares issued and outstanding.

LIQUIDITY – At August 31, 2011, Sillenger had current assets of $354,433 consisting of cash and prepaid expenses ($509 – February 28, 2011, consisting of cash).   Sillenger had $946,460 in liabilities consisting of accounts payable and accrued liabilities and loan payable ($2,737,891 –  February 28, 2011, consisting of accounts payable and accrued liabilities).

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

Expenses

SUMMARY – Total expenses were $571,374 for the six month period ended August 31, 2011 ($710,455 – August 31, 2010).  Expenses have decreased as compared to the same period last year by $139,081.  A total of $3,271,605 in expenses has been incurred by Sillenger since inception on February14, 2007 through to August 31, 2011.  The higher costs in the prior year as compared to the current year is primarily related to Sillenger’s transformation into a natural resource development company in the prior year dedicated to bringing a progressive and creative approach to natural resource management and exploration.  The costs can be subdivided into the following categories.

1.
General and administrative: these primarily consultant expenses , office supplies and telecommunication expenses. $116,971 of administrative expenses were incurred for the six month period as compared to $355,912 for the same period last year while a total of $1,116,198 was incurred in the period from inception on February 14, 2007 to August 31, 2011.

2.
Travel: $33,033 of travel expenses were incurred for the six month period as compared to $140,165 for the same period last year while a total of $608,969 was incurred in the period from inception on February 14, 2007 to August 31, 2011.

3.
Marketing and business development: $126,115 of business development expenses were incurred for the six month period as compared to $88,500 for the same period last year while a total of $790,823 was incurred in the period from inception on February 14, 2007 to August 31, 2011.

4.
Professional fees: These primarily consist of legal, accounting and audit fees. $295,285 of professional fees were incurred for the six month period as compared to $125,878 for the same period last year while a total of $755,615 was incurred in the period from inception on February 14, 2007 to August 31, 2011.

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
• the market price for precious metals;
• the results of our proposed exploration programs on the mineral property; and
• our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Off-balance sheet arrangements

As of August 31, 2011, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer has concluded that as of August 31, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of August 31, 2011 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of August 31, 2011, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended August 31, 2011, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 27, 2011, the Company closed a private placement of its common stock units. Each common stock unit consisted of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock. The exercise price applicable to the Warrants is $0.10 per Share. The Company issued and sold an aggregate of 4,400,000 units receiving proceeds of $230,544.

On September 12, 2011, the Company issued and sold an aggregate of 3,500,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $175,000. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share. As of August 31, 2011, the Company had received subscriptions towards this placement of $141,147.

Use of Proceeds

Working capital purposes.

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

SILLENGER EXPLORATION CORP.

Date: October 21, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: October 21, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer