Form 10-Q/A
period 2011-08-31
SILLENGER EXPLORATION CORP.
filed 2011-11-08
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Sillenger Explorations Corp.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, filed with the Securities and Exchange Commission on October 21, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6.  EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-Q, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008).
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008)
10.1	Buckley Declaration of Trust concerning our mineral claims (incorporated by reference from our Form 10-Q, filed on January 14, 2010)
31.a	Section 906 Certificate of CEO (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on October 21, 2011).
31.b	Section 906 Certificate of CFO (incorporated by reference to Exhibit 31.2 of the Quarterly Report on Form 10-Q filed with the Commission on October 21, 2011).
32.a	Section 302 Certificate of CEO and CFO (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on October 21, 2011).
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILLENGER EXPLORATION CORP.

Date: November 8, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: November 7, 2011	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer