Form 10-Q
period 2011-11-30
SILLENGER EXPLORATION CORP.
filed 2012-01-17
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2011
or
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number 000-53420
SILLENGER EXPLORATION CORP.
(Name of registrant as specified in its charter)
NEVADA	45-3864001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Lakeshore Road East, Suite 206, Oakville. ON Canada	L6J 1H9
(Address of principal executive offices)	(Zip Code)
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

61,331,000 common shares issued and outstanding as of January 17, 2012.

  i

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	1
ITEM 1. FINANCIAL STATEMENTS .	1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	9
Forward Looking Information .	9
Business Environment .	9
Results of Operation .	10
Financial Condition and Liquidity .	10
Expenses .	11
Plan of Operations .	11
Off-balance sheet arrangements .	12
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	12
ITEM 4: CONTROLS AND PROCEDURES .	12
(a) Evaluation of Disclosure Controls and Procedures .	12
(b) Internal Controls over financial reporting .	13
ITEM 4A(T): CONTROLS AND PROCEDURES .	13
PART II - OTHER INFORMATION .	14
ITEM 1. LEGAL PROCEEDINGS .	14
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	14
Unregistered Sales of Equity Securities .	14
Use of Proceeds .	14
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	14
ITEM 5. OTHER INFORMATION .	14
ITEM 6. EXHIBITS .	15
Exhibits .	15
SIGNATURES .	15

ii

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets

	November 30,	February 28,
	2011	2011
	(Unaudited)
ASSETS

Current assets:

Cash	$30,448	$509
Prepaid expenses	180,417	-
Advances (Note 6)	37,635	-

	248,500	509

Investment (Note 5)	1,320,502	-

Total Assets	$1,569,002	$509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 6)	$484,424	$2,709,006
Accrued liabilities	386,151	28,885

Total liabilities	870,575	2,737,891

Subsequent Event (Note 10)

Commitment (Note 6)

Stockholders' equity (deficit)

Common stock $0.001 par value,
75,000,000 shares authorized
60,031,000 shares issued and outstanding (February 28, 2011: 40,811,000)	60,031	40,811
Additional paid-in-capital	4,354,770	3,514,139
Stock subscriptions received	69,106	-
Accumulated other comprehensive loss	(559,652)	-
Accumulated deficit	(3,225,828)	(6,292,332)

Total stockholders' equity (deficit)	698,427	(2,737,382)

Total liabilities and stockholders' equity (deficit)	$1,569,002	$509

The Notes to the Interim Consolidated Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
					Cumulative From
	Three months ended November 30,		Nine months ended November 30,		February 14, 2007
					(Inception) to
	2011	2010	2011	2010	November 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	102,148	150,719	215,119	506,631	1,214,346
Travel	47,541	172,793	80,544	312,958	656,510
Marketing and business development	161,137	15,891	287,252	104,391	951,960
Professional services	40,001	58,469	335,286	184,347	795,616

	350,827	397,872	918,201	1,108,327	3,618,432

Other income (expense):
Income from sale of rights (Note 5)	-	-	4,369,208	-	4,369,208
Foreign exchange (loss) gain	(487)	(31,090)	(18,302)	(4,901)	(116,603)

	(487)	(31,090)	4,350,906	(4,901)	4,252,605

(Loss) income before income tax expense	(351,314)	(428,962)	3,432,705	(1,113,228)	634,173

Income tax expense	-	-	366,201	-	366,201

Net (loss) income	(351,314)	(428,962)	3,066,504	(1,113,228)	267,972

Other Comprehensive Loss
Unrealized loss on investment (Note 5)	383,956	-	559,652	-	559,652

Comprehensive income (loss)	$(735,270)	$(428,962)	$2,506,852	$(1,113,228)	$(291,680)

Net (loss) income per share (Note 8):
Basic	$(0.01)	$(0.01)	$0.07	$(0.03)
Diluted	$(0.01)	(0.01)	0.06	(0.03)

Weighted average shares outstanding (Note 8):
Basic	56,454,516	40,811,000	47,114,855	40,811,000
Diluted	56,454,516	40,811,000	49,089,855	40,811,000

The Notes to the Interim Consolidated Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			Cumulative From
			February 14, 2007
	Nine Months Ended November 30,		(Inception) to
	2011	2010	November 30, 2011

Cash Flows from Operating Activities
Net income (loss)	$3,066,504	$(1,113,228)	$267,972
Items not affecting cash
Expenses paid by stock	152,583	-	152,583
Non-cash income from sale of rights	(4,369,208)	-	(4,369,208)
Write-off of equipment	-	-	27,522
		-	-

	(1,150,121)	(1,113,228)	(3,921,131)
Changes in non-cash working capital items

Prepaid expenses	(25,000)	-	(25,000)
Advances	(37,635)	(191,520)	(37,635)
Accounts payable	409,272	1,320,856	3,118,278
Accrued expenses	357,266	5,845	386,151

Cash Flows (Used in) Generated From Operating Activities	(446,218)	21,953	(479,337)

Cash Flows from Investing Activities
Equipment acquired	-	(27,522)	(27,522)

Cash Flows used in Investing Activities	-	(27,522)	(27,522)

Cash Flows from Financing Activities
Stock subscriptions received	69,106	-	69,106
Proceeds from issuance of common stock	407,051	-	468,201

Cash Flows Provided by Financing Activities	476,157	-	537,307

Net Increase (Decrease) in Cash	29,939	(5,569)	30,448
Cash, Beginning of Period	509	6,700	-

Cash, End of Period	$30,448	$1,131	$30,448

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$-	$3,458,862
Increase in accumulated deficit for stock dividend	$-	$-	$3,493,800

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

On May 26, 2010, Sillenger introduced its proprietary Claims Licensing Program (“CLP “) which is designed to help governments to provide a fast-track process for issuing the necessary documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination.

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

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources Inc. (“Ivory”), Brilliant Mining Corp. (“Brilliant”) and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant (“Unit”) [with a 4 month escrow] (Note 5) in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, amounts payable to FCMI were forgiven.  On July 12, 2011, the Company closed its transaction with Ivory, Brilliant and others.

On September 16, 2011, Sillenger entered into an agreement with First African Exploration Corp. (“First African”), whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining, hydrocarbons, water, and other natural resource projects. A non-executive director of the Company is also a shareholder of First African (Note 6). The compensation payable under this agreement is dependent on and contingent upon the Company obtaining financing and entering into a contract with a target country, and the Company receiving financing for the performance of the contract.

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin”) (“Agreement”).  Pursuant to the terms of the Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea (“Survey”).  The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The Government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies.  The term of the Agreement is two (2) years from the date of the Agreement, which can be extended by agreement of the parties.

Under the Agreement, Sillenger will be granted certain exclusive preferential rights with respect to fifteen percent (15%) of the surface area of the Airborne Survey, but also has first right of refusal on all unclaimed resource concessions for the duration of the contract period. The Agreement requires Benin to provide the required permits, licenses etc. to conduct the Survey and to pursue any mining and or exploration opportunities.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

2              Basis of Presentation

The accompanying unaudited interim consolidated financial statements (“interim statements”) are denominated in US$ and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q in accordance with U.S GAAP.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and nine month periods ended November 30, 2011, may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2012.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.  The accompanying interim statements of the Company include the accounts of Sillenger and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Significant accounting policies include:

Investments
The Company has classified its investment as available for sale and recorded it at fair market value and any associated gain or loss, net of tax, is recorded as “other comprehensive income (loss)”.

3              Going Concern

Sillenger has recurring operating losses and has accumulated deficit during the exploration stage of $3,225,828 as of November 30, 2011.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues from operations. Without raising additional capital or realization of its investments, there would be substantial doubt about Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, from revenues from the acquisition and exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word ―shall rather than ―should to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and is effective for the Company beginning with its third quarter of fiscal year 2012. The Company is currently evaluating this guidance and has not yet determined the impact the adoption will have on its consolidated financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

5              Investment

Represents 7,407,407 Units (“Units”),of Brilliant, a publicly traded entity on the Toronto Venture Stock Exchange. Each Unit, with a fair market value of approximately of $0.25 at the time, consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant Mining upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance.

The shares have been valued using observable market prices and the warrants have been valued using the Black Scholes model.

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

On August 31, 2011, the fair value (“FV”) of the Units of Brilliant was $1,704,458. The FV of the Units consists of the fair market value of the shares of $1,481,481 and fair value of warrants valued using the Black Scholes model of $222,977. The reduction in the value of the Units of $175,696 was recorded as a component of Other comprehensive loss as “Unrealized loss on investment”.

On November 30, 2011, the fair value of the Units of Brilliant was $1,320,502. The FV of Units consists of the fair market value of the shares of $1,161,600 and fair value of warrants valued using the Black Scholes model of $158,902. The reduction in the value of the Units from the previous measurement date of August 31, 2011 of $383,956 was recorded as a component of Other comprehensive loss as “Unrealized loss on investment”.

6              Related Party Transactions and Commitment

On April 28, 2011, Sillenger entered into an agreement with a non-executive director to compensate him for his role in procuring the agreements with the government of Equatorial Guinea.  Under the terms of the agreement, Sillenger has agreed to pay $150,000 and issue 2,000,000 shares of Sillenger’s common shares (Note 7). The $150,000 payment was contingent upon raising $400,000 of equity financing. The $150,000 has been recorded as an expense for the quarter ended November 30, 2011 and $130,000 of this amount remains unpaid as of November 30, 2011 and is included in accounts payable.

As of November 30, 2011 the Company had advanced $37,635 to First African in accordance with the terms of the agreement signed with First African on September 16, 2011.

Sillenger has a commitment with respect to the foregoing agreement as First African is entitled to a fee (herein referred to as the “Country Fee”) for its efforts in assisting Sillenger in successfully procuring the agreement with Benin on November 25, 2011. The amount of the Country Fee is yet to be determined and the timing of payment is dependent upon the completion of certain milestones. The aforementioned non-executive director of Sillenger is also a part shareholder of First African.

Included in general and administration expenses for the nine month period ended November 30, 2011 is Canadian $87,059 (2010 - $0) of reimbursable business expenses incurred by the CEO and President in the ordinary course of business.  At November 30, 2011, Canadian $15,138 (February 28, 2011 – Canadian $5,765) of these expenses remain unpaid and included in accounts payable.

7              Stockholders’ Equity (Deficit)

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. During the period ended February 28, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash. During the year ended February 28, 2010, the Company issued 50,000 shares of stock for $10,000 cash. Also, during the year ended February 28, 2010, the Company declared a 6 to 1 stock dividend valued at $0.10 per share at the grant date resulting in the issuance of 34,938,000 shares and a non-cash transaction recorded to additional paid-in capital of $3,458,862 and accumulated deficit of $3,493,800.There were no transactions affecting shareholders’ deficit in the year ended February 28, 2011 and for the quarter ended May 31, 2011 other than the net loss. During quarters ended August 31, 2011 and November 30, 2011, the Company issued shares pursuant to the following transactions:

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

7              Stockholders’ Equity (Continued)

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

On August 5, 2011, the Company issued 4,000,000 shares of its common stock for a one year consulting services agreement at $0.04 per share. The agreement is with an independent energy consultant specializing in the prospect evaluation, reserve assessment, risk evaluation, subsurface geological and geophysical interpretation, and database management. On August 8, 2011, the Company issued 2,000,000 shares of its common stock at $0.04 per share to a director as part consideration for his efforts in closing the contract with the Government of the Republic of Equatorial Guinea.

On September 12 2011, the Company closed a private placement of its common stock units at $0.05 per unit. Each common stock unit consisted of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock. The exercise price applicable to the Warrants is $0.10 per Share. The Company issued and sold an aggregate of 3,500,000 units receiving proceeds of $176,508.

On September 14, 2011, the Company issued 200,000 shares of its common stock at $0.04 per share to a consulting firm as one time consideration for advice regarding financing matters.

On September 23, 2011, the Company issued 1,500,000 shares of its common stock at $0.04 for a sixteen month administrative services agreement commencing September 1, 2011. The agreement is with an independent consultant for book keeping, contracts proofing and administration services.

On November 7, 2011, the Company executed debt settlement agreement with one of its creditors. The Company issued 3,620,000 shares at $0.04 to settle a payable balance amounting to $144,800.

As of November 30, 2011 and 2010 there were 60,031,000 and 40,811,000 shares respectively of common stock issued and outstanding.

8              Earnings Per Share

There are potential common shares of 1,975,000 related to the Company’s outstanding warrants. The potentially dilutive effect of these warrants has not been included in the denominator for periods in which their effect would be anti-dilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

	For the three month period ended		For the nine month period ended
	2011	2010	2011	2010
NUMERATOR
Net loss for the period	(735,270)	(428,962)	2,506,982	(1,113,228)
			.
DENOMINATOR
Weighted average number of shares outstanding	56,454,516	40,811,000	47,114,855	40,811,000

Dilutive effect of :
Warrants	--	--	1,975,000	--

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	56,454,516	40,811,000	49,089,855	40,811,000

Subsequent to period end the Company issued 1,300,000 common stock, each with a ½ warrant to purchase 0.50 shares, see Note 9.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Consolidated Financial Statements
Unaudited

9              Financial Instruments

Fair Value of Financial Instruments Hierarchy

ASC Topic-820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level l) and the lowest priority to unobservable inputs (Level 3). The three levels are as follows:

Level l -Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 includes marketable securities such as listed equities and U.S. government treasury securities.

Level 2 -Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using industry standard models or other valuation methodologies. These models consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, current market and contractual prices for the underlying instruments as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include over the counter forwards, options and repurchase agreements.

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

The Company classifies the Common Shares of Brilliantas Level 1 inputs and the common share purchase warrants as Level 2 inputs, both of which are measured at fair value, see Note 5. The carrying amounts of cash, advances, accounts payable and accrued liabilities approximate their fair value.

10            Subsequent Event

On December 6, 2011, the Company issued and sold an aggregate of 1,300,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $69,106. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share.  In this closing, a total of 1,300,000 Shares were issued and the total number of shares of common stock issuable upon exercise of the 650,000 Warrants at the exercise price is 325,000 in aggregate. As of November 30, 2011, the Company had fully received subscriptions towards this placement of $69,106.

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

Business Environment

The disruptions in the credit and financial markets through 2010and into 2011 have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2011 has seen a lot of political and economic uncertainties in Europe and Middle East, the global economy continues to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

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

In early August 2011, Sillenger accepted an invitation to travel to Africa to meet with senior government officials in a number of West African countries. The purpose of the trip was to present the Sillenger/Government partnership model for helping to attract foreign capital investment, and to discuss mutually beneficial business development opportunities.  On August 11, 2011, Sillenger entered into a Memorandum of Understanding (“MOU”) to form a partnership with the Government of the Republic of Benin, which has a strong desire to drive its economic growth by developing its mining and oil industries.

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

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin”).  Pursuant to the terms of the Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea.  The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The Government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies.  The term of the Agreement is two (2) years from the date of the Agreement, which can be extended by agreement of the parties.

Under the Agreement, Sillenger will be granted certain exclusive preferential rights with respect to fifteen percent (15%) of the surface area of the Airborne Survey, but also has first right of refusal on all unclaimed resource concessions for the duration of the contract period. The Agreement requires Benin to provide the required permits, licenses etc. to conduct the Survey and to pursue any mining and or exploration opportunities.

Looking at the year ahead, management believes, Brilliant transaction along with the agreement with Government of the Republic of Benin serves as an endorsement of Sillenger’s business plan, and enables Sillenger to replicate a proven concept for the next countries with which the Company is pursuing partnerships

Sillenger will need to seek additional funding to continue pursuing its business plan.

Subsequent Events

On December 6, 2011, the Company issued and sold an aggregate of 1,300,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $69,106. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share.  In this closing, a total of 1,300,000 Shares were issued and the total number of shares of common stock issuable upon exercise of the 650,000 Warrants at the exercise price is 325,000 in aggregate. As of November 30, 2011, the Company had fully received subscriptions towards this placement of $69,106.

Results of Operation

For the quarters ended November 30, 2011 and November 30, 2010, and the period from February 14, 2007 (inception) to November 30, 2011:

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of November 30, 2011 Sillenger has 60,031,000 common shares issued and outstanding.

LIQUIDITY – At November 30, 2011, Sillenger had current assets of $248,500 consisting of cash, prepaid expenses and advances ($509 – February 28, 2011, consisting of cash).   Sillenger had $870,575 in liabilities consisting of accounts payable and accrued liabilities ($2,737,891 –  February 28, 2011, consisting of accounts payable and accrued liabilities).

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

Expenses

SUMMARY – Total expenses were $918,201 for the nine month period ended November 30, 2011 ($1,108,327 – November 30, 2010).  Expenses have decreased as compared to the same period last year by $190,126.  A total of $3,618,432in expenses has been incurred by Sillenger since inception on February14, 2007 through to November 30, 2011.  The higher costs in the prior year as compared to the current year is primarily related to Sillenger’s transformation into a natural resource development company in the prior year dedicated to bringing a progressive and creative approach to natural resource management and exploration.  The costs can be subdivided into the following categories.

1.
General and administrative: these primarily consultant expenses , office supplies and telecommunication expenses. $215,119 of administrative expenses were incurred for the nine month period as compared to $506,631 for the same period last year while a total of $1,214,346 was incurred in the period from inception on February 14, 2007 to November 30, 2011.

2.
Travel: $80,544 of travel expenses were incurred for the nine month period as compared to $312,958 for the same period last year while a total of $656,510 was incurred in the period from inception on February 14, 2007 to November 30, 2011.

3.
Marketing and business development: $287,252 of business development expenses were incurred for the nine month period as compared to $104,391 for the same period last year while a total of $951,960 was incurred in the period from inception on February 14, 2007 to November 30, 2011.

4.
Professional fees: These primarily consist of legal, accounting and audit fees. $335,286 of professional fees were incurred for the nine month period as compared to $184,347 for the same period last year while a total of $795,616 was incurred in the period from inception on February 14, 2007 to November 30, 2011.

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

Off-balance sheet arrangements

As of November 30, 2011, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer has concluded that as of November 30, 2011, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of November 30, 2011 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of November 30, 2011, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended November 30, 2011, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On September 12, 2011, the Company issued and sold an aggregate of 3,500,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $176,508. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share. As of August 31, 2011, the Company had received subscriptions towards this placement of $141,147.

On December 6, 2011, the Company issued and sold an aggregate of 1,300,000common stock units at a purchase price of $0.05 per unit receiving proceeds of $69,106. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share.  In this closing, a total of 1,300,000 Shares were issued and the total number of shares of common stock issuable upon exercise of the Warrants at the exercise price is 650,000 in aggregate. As of November 30, 2011, the Company had fully received subscriptions towards this placement of $69,106.

Use of Proceeds

Working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

 ITEM 6.  EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-Q, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008).
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008)
10.1	Buckley Declaration of Trust concerning our mineral claims (incorporated by reference from our Form 10-Q, filed on January 14, 2010)
10.2	Exclusive Representative Agreement between Sillenger Exploration Corp. and First African Exploration Corp. dated September 16, 2011.
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO and CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILLENGER EXPLORATION CORP.

Date: January 17, 2012	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: January 17, 2012	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer