Form 10-K
period 2012-02-29
SILLENGER EXPLORATION CORP.
filed 2012-06-13
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-53420

SILLENGER EXPLORATION CORP.
(Exact name of registrant as specified in its charter)

Nevada		N/A
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1560 Bayview Ave., Suite 305
Toronto, Ontario M4G 3B8
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
51,211,000 x $0.04 (August 31, 2011 bid/ask price) = $2,048,440

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

As at June 13, 2012, there were 89,331,000 shares of Common Stock issued and outstanding.
Documents Incorporated By Reference –None

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 .  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I
Item 1. Description of Business.

General Development of Business

Sillenger Exploration Corp. (“Sillenger” or the “Company”) was incorporated in Nevada on February 14, 2007. Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations. During the period ended February 28, 2008, the Company acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. On May 15, 2009 the Company abandoned the mineral titles and re-staked them in order to reduce exploration costs. The Company’s rights to these claims expired in June 2011. The Company has not had any bankruptcy, receivership or similar proceeding and have had no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets.

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

On May 26, 2010, Sillenger introduced its proprietary Claims Licensing Program (“CLP”) which is designed to help governments to provide a fast-track process for issuing the necessary documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination.

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

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party. On April 28, 2011, Sillenger executed an agreement with Ivory Resources Inc. (“Ivory”), Brilliant Resources Inc. (formerly Brilliant Mining Corp.) (“Brilliant”) and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant (“Unit”) [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, amounts payable to FCMI were forgiven. On July 12, 2011, the Company closed its transaction with Ivory, Brilliant and others.

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

On September 16, 2011, Sillenger entered into an agreement with First African Exploration Corp. (“First African”), whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining, hydrocarbons, water, and other natural resource projects. A former non-executive director of the Company is also a shareholder of First African. The compensation payable under this agreement is dependent on and contingent upon the Company obtaining financing and entering into a contract with a target country, and the Company receiving financing for the performance of the contract.

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin Agreement”). Pursuant to the terms of the Benin Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea. The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies. The term of the Benin Agreement is two (2) years from the date of the Benin Agreement, which can be extended by agreement of the parties.

Under the Benin Agreement, Sillenger will be granted certain exclusive preferential rights with respect to fifteen percent (15%) of the surface area of the Airborne Survey, but also has first right of refusal on all unclaimed resource concessions for the duration of the contract period. The Benin Agreement requires Benin to provide the required permits, licenses, etc. to conduct the survey and to pursue any mining and or exploration opportunities.

The Company is currently in the process of exploring potential sources of financing for the Benin Agreement.

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

 Government Approvals and Regulations

We are required to comply with all regulations in Benin. The effect of these existing regulations on our business is that we are able to carry out our exploration program as we have described in this prospectus. However, it is possible that a future government could change the regulations that could limit our ability to explore our claim, but we believe this is highly unlikely.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on February 14, 2007.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program.

Employees

We have one (1) full time and no part time employees.  On May 12, 2010, Mr. Gillespie was appointed as our President and Chief Executive Officer.  Mr. Gillespie has agreed to allocate all his time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of independent geologists and consultants we retain on a contract basis.

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

Item 2. Description of Property.

The Company’s rights to the Bulkley mining claims in British Columbia, Canada expired in June 2011. The Company has no rights to any other properties or claims.

 Item 3. Legal Proceedings.

Sillenger is a joint defendant to a statement of claim filed against the Company and other defendants on February 2, 2012 for damages in the amount of $190,000. Sillenger filed a statement of defense dated April 9, 2012 explicitly denying any liability. Further, Sillenger has stated in the statement of defense that it was provided a comprehensive release in respect of the transaction referred to by the defendant and has asked that the claims against Sillenger be dismissed.

Item 4. (Removed and Reserved) Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares became quoted on the Over-the-Counter Bulletin Board on December 8, 2008, under the symbol “SLGX”.  On April 4, 2011 our common shares were removed from the OTCBB and moved to the OTCQB market, under the symbol “SLGX”. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from QuoteMedia.com) from February 28, 2010 to May 31, 2012 were as follows:

	High	Low
May 31, 2012	$0.01	$0.01
February 29, 2012	$0.01	$0.01
November 30, 2011	$0.01	$0.01
August 31, 2011	$0.05	$0.04
May 31, 2011	$0.07	$0.07
February 28, 2011	$0.29	$0.29
November 30, 2010	$0.60	$0.60
August 31, 2010	$0.85	$0.80
May 31, 2010	$1.60	$1.54
February 28, 2010	$0.10	$0.10

Note
(1)      The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)      Sillenger was first quoted on the OTCBB on December 8, 2008 under the symbol "SLGX.OB"

Holders of Common Stock

As of June 13, 2012, we had 91 stockholders of record holding 89,331,000 shares of common stock.

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

Recent Sales of Unregistered Securities

On December 14, 2009, we issued 50,000 shares of our Common Stock to one investor, for an aggregate purchase price of $10,000. We relied on the exemption provided by Rule 903 of Regulation S of the Securities Act of 1934 to the subscriber on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investor represented to us that he was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person

On July 27, 2011, the Company issued and sold an aggregate of 4,400,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $230,544. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share.

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

On December 6, 2011, the Company issued and sold an aggregate of 1,300,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $68,561. Each Unit is comprised of (i) one share of the Company's common stock (the "Shares") and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock (the "Warrants"). The exercise price applicable to the Warrants is $0.10 per Share.

In April 2012, the Company issued and sold an aggregate of 25,550,000 shares at a purchase price of $0.01 receiving proceeds of $255,500.

The subscription agreements executed between us and the investors included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investors agreed by execution of the subscription agreements for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933  or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

Item 6. Selected Financial Data.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 7. Management Discussion and Analysis or Plan of Operations.

2012 Business Environment

The disruptions in the credit and financial markets through 2009 and 2011 and the more recent economic crisis in Europe have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2011 seemingly was a turnaround period  for stock markets, and a muted positive improvement in consumer optimism and general business conditions, the global economy, particularly Europe,  still appears to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

2012 Business Environment (continued)

During the period ended February 29, 2008, the Company acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. On May 15, 2009 the Company abandoned the mineral titles and re-staked them in order to reduce exploration costs. The Company’s rights to these claims expired in June 2011.

On May 26, 2010, Sillenger introduced its proprietary Claims Licensing Program (“CLP”) which is designed to help governments to provide a fast-track process for issuing the necessary documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination.

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

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources Inc. (“Ivory”), Brilliant Resources Inc. (formerly Brilliant Mining Corp.) (“Brilliant”) and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant (“unit”) [with a 4 month escrow] in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each Unit consists of one common share of Brilliant and one Common Share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Common Share of Brilliant upon the payment of $0.45 per Warrant at any time until 24 months following the date of issuance. As part of the agreement, amounts payable to FCMI were forgiven.  On July 12, 2011, the Company closed its transaction with Ivory, Brilliant and others.

On September 16, 2011, Sillenger entered into an agreement with First African Exploration Corp. (“First African”), whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining, hydrocarbons, water, and other natural resource projects. Sillenger’s obligations under this agreement include: use First African on an exclusive basis, pay set-up and execution fees to First African for the services provides and for country contracts successfully procured, include First African in any local, regional or international ventures as a 10% shareholder.

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin Agreement”).  Pursuant to the terms of the Benin Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea.  The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies. The term of the Benin Agreement is two (2) years from the date of the Benin Agreement, which can be extended by agreement of the parties.

Under the Benin Agreement, Sillenger will be granted certain exclusive preferential rights with respect to fifteen percent (15%) of the surface area of the Airborne Survey, but also has first right of refusal on all unclaimed resource concessions for the duration of the contract period. The Benin Agreement requires Benin to provide the required permits, licenses, etc. to conduct the survey and to pursue any mining and or exploration opportunities.

The Company is currently in the process of exploring potential sources of financing for the Benin Agreement.

Financial Condition and Liquidity

Common Stock  - Management anticipates Sillenger's external sources of liquidity will be private placements for equity conducted outside the United States. During the year ended February 29, 2012, Sillenger completed a private placements for 9,200,000 units consisting of 9,200,000 common shares and 4,600,000 warrants for the purchase of its common shares raising in aggregate $475,612. There were no share issuances during the year ended February 28, 2011. Subsequent to the year end in April 2012, the Company closed and sold an aggregate of 25,500,000 shares at $0.01 per share receiving proceeds of $255,550.

Liquidity - At February 29, 2012, Sillenger had total assets of $2,263,040 ($509 - February 28, 2011).  Sillenger had $1,299,308 ($ 2,737,891  - February 28, 2011) in liabilities, most of which are Accounts Payable.

Sillenger' internal sources of liquidity will be loans that may be available to Sillenger from management. Although Sillenger has no written arrangements with any of its directors or officers, Sillenger expects that the directors and officers will provide Sillenger with internal sources of liquidity, if it is required.

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

Result of Operation

For the years ended February 29, 2012 and February 28, 2011 and the period from February 14, 2007 to February 29, 2012:

Income

Revenue - Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

Other income - On July 12, 2011, upon closing the transaction for outright sale of  Sillenger’s rights under its agreement with the government of the Republic of Equatorial Guinea, the Company recorded $4,369,208 as “Other income” consisting of $2,489,054 representing debt forgiven and $1,880,154 representing the fair value of the Units of Brilliant Resources.

Expenses

Summary  - Total expenses were $2,136,735 for the year ended February 29, 2012 ($2,638,182 – February 28, 2011).  Expenses have decreased as compared to the year ended February 28, 2011 by $501,447.  A total of $4,836,966 in expenses has been incurred by Sillenger since inception on February 14, 2007 through to February 29, 2012.   The costs can be subdivided into the following categories:

1.	Contract fees – represents set-up costs incurred for the Company’s contract with the Republic of Benin signed on November 25, 2011.

2.
General and administration expenses: $264,866 in general and administration expenses (includes administrative costs and consulting fees) were incurred for the year ended February 29, 2012 as compared to $985,350 for the year ended February 28, 2011 while a total of $1,264,093 was incurred in the period from inception on February 14, 2007 to February 29, 2012.

3.
Travel: $91,339 in travel expenses were incurred for the year ended February 29, 2012 as compared to $575,966  for the year ended February 28, 2011 while a total of $667,305 was incurred in the period from inception on February 14, 2007 to February 29, 2012.

4.
Business development: Sillenger incurred $312,251 in business development expenses for the year ended on February 29, 2012 as compared to $664,708 for the year ended February 28, 2011. From inception on February 14, 2007 to February 29, 2012, we have incurred a total of $976,959 in business development mainly spent on business development for the African contracts.

5.
 Professional fees: Sillenger incurred $518,279 in legal and audit fees for the year ended February 29, 2012 and $412,158 was incurred for the year ended February 28, 2011. For the period from February 14, 2007 (inception) through February 29, 2012, Sillenger has spent a total of $978,609 on professional fees.

 Sillenger continues to carefully control its expenses and overall costs as it moves forward with the continued development of its business plan. Sillenger does not have any full time paid employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

 Summary of Critical Accounting Policies

Investment

The Company has classified its investment as available for sale and recorded it at fair market value and any associated gain or loss, net of tax, is recorded as “other comprehensive income (loss)”.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions relate to, but are not limited to, estimation of accrued liabilities and the valuation of investment. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

The Company’s reporting and functional currency is the U.S. dollar. Foreign currency denominated monetary balance sheet items are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for non-monetary balance sheet items and shareholders’ equity (deficit), and the average rate for the year for revenues, expenses, gains and losses. Foreign currency gains or losses on translation are included in the statements of comprehensive income (loss).

Fair Value of Financial Instruments

The Company follows ASC Topic 820 for all financial assets and liabilities measured at fair value on a recurring basis.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at February 29, 2012 and February 28, 2011.

Summary of Critical Accounting Policies (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the periods. Diluted earnings (loss) per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock resulting from exercise of warrants. The warrants were excluded from the calculation of diluted earnings (loss) per share because their effect is anti-dilutive.

Plan of Operations

Our business plan up until April 2010 was to proceed with the exploration of the Bulkley claims to determine whether there are commercially exploitable reserves of base and precious metals. Beginning in May 2010, we have concentrated our focus on pursuing opportunities in African countries.

We will also need to seek additional funding to pursue the new ventures in Africa identified by our President and Chief Executive Officer Mr. John Gillespie. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program previously set out for the Buckley claim should we decide to proceed or any new projects identified in Africa. We believe that debt financing will not be an alternative for funding any further phases in our exploration program or potential projects in Africa or elsewhere. The risky nature of these enterprises and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine or project can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Subsequent Event

In April 2012, the Company issued and sold an aggregate of 25,550,000 shares at a purchase price of $0.01 receiving proceeds of $255,500.

   Recent Accounting Pronouncements

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have material impact on  the Company’s results of operations or financial position.

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

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word ―shall rather than ―should to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and is effective for the Company beginning with its third quarter of fiscal year 2012. The adoption of this guidance did not have material impact on  the Company’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules that constitute Item 8 of Form 10-K immediately follow on the next page.

Sillenger Exploration Corp.
(An Exploration Stage Company)

February 29, 2012

Index

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of February 29, 2012 and February 28, 2011	F - 2

Statements of Comprehensive Income (Loss) for the years ended
February 29, 2012 and February 28, 2011 and the period from
February 14, 2007 (Inception) to February 29, 2012	F - 3

Statements of Cash Flows for the years ended
February 29, 2012 and February 28, 2011 and the period from
February 14, 2007 (Inception) to February 29, 2012	F - 4

Statements of Stockholders' Equity (Deficit) for the period from February 14, 2007 (Inception) to February 29, 2012	F - 5

Notes to Financial Statements	F - 6 to F -14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sillenger Exploration Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sillenger Exploration Corp. (an Exploration Stage Company) (the “Company”) as of February 29, 2012 and February 28, 2011 and the related statements of comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from February 14, 2007 (date of inception) to February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sillenger Exploration Corp. as of February 29, 2012 and February 28, 2011 and the results of its operations and its cash flows for the years then ended, and for the period from from February 14, 2007 (date of inception) to February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Signed: “MSCM LLP”

Chartered Accountants
Licensed Public Accountants

Toronto, Ontario
June 13, 2012

Sillenger Exploration Corp.
(An Exploration Stage Company)
Balance Sheets

	February 29,	February 28,
	2012	2011

ASSETS

Current assets:

Cash	$88,337	$509
Prepaid expenses	37,500	-
Advances (Note 6)	48,480	-
	174,317	509

Investment (Note 5)	2,088,723	-

Total Assets	$2,263,040	$509

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 6)	$1,279,358	$2,709,006
Accrued liabilities	19,950	28,885
Total liabilities	1,299,308	2,737,891

Stockholders' equity (deficit)

Common stock $0.001 par value,
300,000,000 in 2012 and 75,000,000 in 2011
shares authorized
61,331,000 in 2012 and 40,811,000 in 2011
shares issued and outstanding	61,331	40,811
Additional paid-in-capital	4,422,032	3,514,139
Shares to be issued	100,000	-
Stock subscriptions received	255,500	-
Accumulated other comprehensive income	208,569	-
Accumulated deficit during exploration stage	(4,083,700)	(6,292,332)
Total Stockholders' equity (deficit)	963,732	(2,737,382)
Subsequent event (Note 11)

Total Liabilities and Stockholders' Equity (Deficit)	$2,263,040	$509

The Notes to Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Comprehensive Income (Loss)

			Cumulative From
	Years Ended,		February 14, 2007
	February 29,	February 28,	(Inception) to
	2012	2011	February 29, 2012

Revenues	$-	$-	$-

Operating expenses:
Contract fees (Note 6)	950,000	-	950,000
General and administrative	264,866	985,350	1,264,093
Travel	91,339	575,966	667,305
Marketing and business development	312,251	664,708	976,959
Professional services	518,279	412,158	978,609
	2,136,735	2,638,182	4,836,966

Other income (expense):
Income from sale of rights (Note 5)	4,369,208	-	4,369,208
Foreign exchange loss	(23,841)	(98,301)	(122,142)
	4,345,367	(98,301)	4,247,066

Income (loss) before income taxes	2,208,632	(2,736,483)	(589,900)

Income taxes (Note 9)	-	-	-

Net income (loss)	2,208,632	(2,736,483)	(589,900)

			(4,247,067)
Other comprehensive income
Unrealized gain on investment - no tax effect (Note 5)	208,569	-	208,569

Comprehensive income (loss)	$2,417,201	$(2,736,483)	$(381,331)

Net income (loss) per share:
Basic	$0.04	$(0.07)
Diluted	$0.04	$(0.07)

Weighted average shares outstanding
Basic	50,621,055	40,811,000
Diluted	50,621,055	40,811,000

The Notes to Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Cash Flows

				Cumulative From
		Years Ended		February 14, 2007
		February 29,	February 28,	(Inception) to
		2012	2011	February 29, 2012

Cash Flows from Operating Activities
Net income (loss)		$2,208,632	$(2,736,483)	$(589,900)
Items not affecting cash
Expenses paid by stock		270,500	-	270,500
Income from sale of rights		(4,369,208)	-	(4,369,208)
Write-off of equipment		-	27,522	27,522
		(1,890,076)	(2,708,961)	(4,661,086)
Changes in non-cash working capital items
Accounts payable		1,304,206	2,709,006	4,013,211
Accrued liabilities	)	(8,935)	21,286	19,951
Advances		(48,480)	-	(48,480)
Cash Flows (Used in) Generated from Operating Activities		(643,285)	21,331	(676,404)

Cash Flows from Investing Activities
Equipment acquired		-	(27,522)	(27,522)

Cash Flows from Financing Activities
Stock subscriptions received		255,500	-	255,500
Proceeds from issuance of common stock		475,613	-	536,763
Cash Flows Provided by Financing Activities		731,113	-	792,263

Net Increase (Decrease) in Cash		87,828	(6,191)	88,337
Cash, Beginning of Period		509	6,700	-
Cash, End of Period		$88,337	$509	$88,337

Supplemental Cash Flow Information
Interest paid		$-	$-	$-
Income taxes paid		$-	$-	$-

Non-Cash Financing Transactions
Increase in paid-in capital from stock dividend		$-	$-	$3,458,862
Increase in accumulated deficit for stock dividend		$-	$-	$3,493,800

The Notes to Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period From February 14, 2007 (Inception) to February 29, 2012

	Common Stock		Additional paid-in	Shares to	Stock subscriptions	Accumulated other comprehensive	Accumulated deficit during exploration
	Shares	Amount	capital	be issued	received	income		Total

Issuance of common stock for cash to a founder	3,000,000	$3,000	$-	$-	$-	$-	$-	$3,000

Net loss for the period	-	-	-	-	-	-	(7)	(7)

Balance, February 28, 2007	3,000,000	3,000	-	-	-	-	(7)	2,993

Issuance of common stock for cash at $0.01 per share	2,325,000	2,325	20,925	-	-	-	-	23,250
Issuance of common stock for cash at $0.05 per share	498,000	498	24,402	-	-	-	-	24,900
Net loss for the period	-	-	-	-	-	-	(10,054)	(10,054)

Balance, February 29, 2008	5,823,000	5,823	45,327	-	-	-	(10,061)	41,089

Net loss for the period	-	-	-	-	-	-	(32,390)	(32,390)

Balance, February 28, 2009	5,823,000	5,823	45,327	-	-	-	(42,451)	8,699

Stock dividend	34,938,000	34,938	3,458,862	-	-	-	(3,493,800)	-
Issuance of common stock for cash at $0.20 per share	50,000	50	9,950	-	-	-	-	10,000
Net loss for the period	-	-	-	-	-	-	(19,598)	(19,598)

Balance, February 28, 2010	40,811,000	40,811	3,514,139	-	-	-	(3,555,849)	(899)

Net loss for the period	-	-	-	-	-	-	(2,736,483)	(2,736,483)

Balance, February 28, 2011	40,811,000	40,811	3,514,139	-	-	-	(6,292,332)	(2,737,382)

Issuance for common stock units for cash	9,200,000	9,200	466,413	-	-	-	-	475,613
Issuance for common stock for services	7,700,000	7,700	300,300	-	-	-	-	308,000
Issuance of common stock for debt settlement	3,620,000	3,620	141,180	-	-	-	-	144,800
Shares to be issued	-	-	-	100,000	-	-	-	100,000
Stock subscriptions received	-	-	-	-	255,500	-	-	255,500
Unrealized gain on investment	-	-	-	-	-	208,569	-	208,569
Net income for the period	-	-	-	-	-	-	2,208,632	2,208,632

Balance, February 29, 2012	61,331,000	$61,331	$4,422,032	$100,000	$255,500	$208,569	$(4,083,700)	$963,732

The Notes to Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

1	Basis of Presentation and Nature of Business

Sillenger Exploration Corp. (“Sillenger” or the “Company”) was incorporated in Nevada on February 14, 2007.  Sillenger is an exploration stage company and has not yet realized any revenues from its planned operations. During the period ended February 29, 2008, the Company had acquired a 100% interest in three mining claims in the Bulkley mining district of British Columbia, Canada for cash consideration of $379. On May 15, 2009, the Company abandoned the mineral titles and re-staked them in order to reduce exploration costs. The Company’s rights to these claims expired in June 2011.

On May 26, 2010, Sillenger introduced its proprietary Claims Licensing Program (“CLP”) which is designed to help governments to provide a fast-track process for issuing the necessary documentation to resource companies. The system helps reduce risk to exploration companies and helps market a country as an attractive investment destination.

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

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources Inc. (“Ivory”), Brilliant Resources Inc. [formerly Brilliant Mining Corp.] (“Brilliant”) and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant (“unit”) [with a 4 month escrow] (Note 5) in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each unit consists of one common share of Brilliant and one common share purchase warrant. Each warrant will entitle the holder thereof to acquire one common share of Brilliant upon the payment of $0.45 per warrant at any time until 24 months following the date of issuance. As part of the agreement, amounts payable to FCMI were forgiven.  On July 12, 2011, the Company closed its transaction with Ivory, Brilliant and others.

On September 16, 2011, Sillenger entered into an agreement with First African Exploration Corp. (“First African”), whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining(Note 6), hydrocarbons, water, and other natural resource projects. Sillenger’s obligations under this agreement include: use First African on an exclusive basis, pay set-up and execution fees to First African for the services provides and for country contracts successfully procured, include First African in any local, regional or international ventures as a 10% shareholder.

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin Agreement”).  Pursuant to the terms of the Benin Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea.  The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies. The term of the Benin Agreement is two (2) years from the date of the Benin Agreement, which can be extended by agreement of the parties.  The execution of the Benin Agreement was supposed to have been started by May 25, 2012, failing which the Republic of Benin has an option to terminate; this option has not been exercised.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

1	Basis of Presentation and Nature of Business (continued)

Under the Benin Agreement, Sillenger will be granted certain exclusive preferential rights with respect to fifteen percent (15%) of the surface area of airborne survey, but also has first right of refusal on all unclaimed resource concessions for the duration of the contract period. The Benin Agreement requires the Republic of  Benin to provide the required permits, licenses,  etc. to conduct the survey and to pursue any mining and or exploration opportunities.

The Company is currently in the process of exploring potential sources of financing for the Benin Agreement.

2	Going Concern

Sillenger has negative working capital of $1,124,991 and an accumulated deficit during the exploration stage of $4,083,700 as of February 29, 2012.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues from operations. Without raising additional capital or realization of its investments, there would be substantial doubt about Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, from revenues from the acquisition and exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

3	Summary of Critical Accounting Policies

Investment

The Company has classified its investment as available for sale and recorded it at fair market value and any associated gain or loss, net of tax, is recorded as “other comprehensive income (loss)”.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions relate to, but are not limited to, estimation of accrued liabilities and the valuation of investment. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

The Company’s reporting and functional currency is the U.S. dollar. Foreign currency denominated monetary balance sheet items are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for non-monetary balance sheet items and stockholders’ equity (deficit), and the average rate for the year for revenues, expenses, gains and losses. Foreign currency gains or losses on translation are included in the statements of comprehensive income (loss).

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

3	Summary of Critical Accounting Policies (continued)

Fair Value of Financial Instruments

The Company follows  Accounting Standards Codification (“ASC”) Topic 820 for all financial assets and liabilities measured at fair value on a recurring basis.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3 – Significant inputs to the valuation model are unobservable.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at February 29, 2012 and February 28, 2011.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the periods. Diluted earnings (loss) per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock resulting from the exercise of warrants. The warrants were excluded in the calculation of diluted earnings (loss) per share because their effect is anti-dilutive.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

4	Recently Issued Accounting Standards And Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have material impact on  the Company’s results of operations or financial position.

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

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word ―shall rather than ―should to describe the requirements in U.S. GAAP). This amended guidance was to be applied prospectively and was effective for the Company beginning with its third quarter of fiscal year 2012. The adoption of this guidance did not have material impact on the Company’s results of operations or financial position.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

5	Investment

Investment represents 7,407,407 Units (“Units”) of Brilliant, a publicly traded entity on the Toronto Venture Stock Exchange. Each Unit, with a fair market value of approximately of $0.25CDN at the time of initial recognition, consists of one common share of Brilliant and one common share purchase warrant. Each warrant will entitle the holder thereof to acquire one common share of Brilliant upon the payment of $0.45CDN per warrant at any time until 24 months following the date of issuance.

The shares have been valued using observable market prices and the warrants have been valued using the Black-Scholes option-pricing model.

The Units were received as part compensation to Sillenger for giving up its rights pertaining to Sillenger’s agreement with the government of the Republic of Equatorial Guinea. In addition, as part of this agreement, amounts payable by Sillenger to FCMI of $2,489,054 were forgiven.

On July 12, 2011, upon closing of the above transaction, the Company recognized $4,369,208 as “Other income” consisting of $2,489,054 representing amounts payable by Sillenger to FCMI, now forgiven, and $1,880,154 representing the fair value on July 12, 2011, of the Units of Brilliant.

On February 29, 2012, the fair value of the Units of Brilliant was $2,088,723. The fair value of the Units consists of the fair market value of the shares of $1,721,763 and the fair value of warrants valued using the Black-Scholes option-pricing model of $366,960. The increase in the value of the Units from the initial measurement date of July 12, 2011 of $208,569 was recorded as a component of other comprehensive income as “Unrealized gain on investment”.

The key inputs used in the February 29, 2012 and July 12, 2011 fair value calculations of the warrants are as follows:

	February 29, 2012	July 12, 2011

Current exercise price	$0.45CDN	$0.45CDN
Time to expiration (in years)	1.25	2.0
Risk-free interest rate	1.10%	1.08%
Estimated volatility	93%	77%
Dividend	NIL	NIL
Stock price at period end date	$0.23CDN	$0.23CDN

6	Related Party Transactions

On April 28, 2011, Sillenger entered into an agreement with a former director to compensate him for his role in procuring the agreements with the government of the Republic of Equatorial Guinea.  Under the terms of the agreement, Sillenger has agreed to pay $150,000 and issue 2,000,000 Sillenger common shares (note 7).  The $150,000 payment was contingent upon raising $400,000 of equity financing. The $150,000 was recognized as an expense for the year ended February 29, 2012. $66,000 of this amount remains unpaid as of February 29, 2012 and is included in accounts payable.

As of February 29, 2012, the Company had advanced $48,480 to First African in accordance with the terms of the agreement signed with First African (“First African Agreement”) on September 16, 2011. The advance is for short-term working capital financing and is interest free. A former non-executive director of Sillenger is a part shareholder of First African.

Under the terms of the First African Agreement, First African has two primary obligations: one, assist Sillenger to procure and set-up country contracts in Africa and the Middle East and two, assist with the execution phase of the contracts procured. First African is entitled to a fee for the successful completion of each of the two phases. Subsequent to the year end, on June 5, 2012, the Company and First African agreed to a fee of $950,000 for successful implementation of the set-up phase of the contract with the Republic of Benin dated November 25, 2011. The fee of $950,000 is due immediately and has been recorded as contract fees expense for the year ended February 29, 2012 and set-up as accounts payable as of February 29, 2012.  Should this fee not be paid by November 30, 2012, the unpaid amount will be subject to an annual interest rate of 9%.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

7	Stockholders’ Equity (Deficit)

At inception, Sillenger issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash. During the period ended February 29, 2008, Sillenger issued 2,823,600 shares of stock for $48,150 cash. During the year ended February 28, 2010, the Company issued 50,000 shares of stock for $10,000 cash. Also, during the year ended February 28, 2010, the Company declared a 6 to 1 stock dividend valued at $0.10 per share at the grant date resulting in the issuance of 34,938,000 shares and a non-cash transaction recorded to additional paid-in capital of $3,458,862 and accumulated deficit during exploration stage of $3,493,800. There were no transactions affecting stockholders’ deficit in the year ended February 28, 2011 other than the net loss, being the comprehensive loss. During the year ended February 29, 2012, the Company issued shares pursuant to the following transactions:

On July 27, 2011, the Company issued and sold an aggregate of 4,400,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $230,544. Each unit is comprised of (i) one share of the Company's common stock and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock. The exercise price applicable to the warrants is $0.10 per share.

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

On September 12, 2011, the Company issued and sold an aggregate of 3,500,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $176,508. Each unit is comprised of (i) one share of the Company's common stock and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock. The exercise price applicable to the warrants is $0.10 per share.

On September 14, 2011, the Company issued 200,000 shares of its common stock at $0.04 per share to a consulting firm as one time consideration for advice regarding financing matters.

On September 23, 2011, the Company issued 1,500,000 shares of its common stock at $0.04 for a sixteen month administrative services agreement commencing September 1, 2012. The agreement is with an independent consultant for bookkeeping, contracts proofing and administration services.

On November 7, 2011, the Company executed debt settlement agreement with one of its creditors. The Company issued 3,620,000 shares at $0.04 to settle a payable balance amounting to $144,800.

On December 6, 2011, the Company issued and sold an aggregate of 1,300,000 common stock units at a purchase price of $0.05 per unit receiving proceeds of $68,561. Each unit is comprised of (i) one share of the Company's common stock and (ii) a two-year ½ warrant to purchase 0.50 shares of the Company's common stock. The exercise price applicable to the warrants is $0.10 per Share.

On February 2, 2012, the Company executed debt settlement agreement with one of its creditors. The Company issued 2,500,000 shares at $0.04 to settle a payable balance amounting to $100,000. As of February 29, 2012, the $100,000 amount settled has been included as “shares to be issued” on the balance sheet; the shares were issued subsequent to the year end on March 3, 2012.

On January 30, 2012, the Board of Directors approved the increase in the Company’s authorized shares from 75,000,000 to 300,000,000.

In February 2012, the Company received a total of $255,500 in relation to the private placement that closed on April 5, 2012 (Note 11). This amount was shown as “stock subscriptions received” on the balance sheet as of February 29, 2012.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

7	Stockholders’ Equity (Deficit) (continued)

Warrants

As of February 29, 2012, the Company has the following warrants to purchase common stock outstanding:

Date of issue	Number of Warrants issued	Warrant Exercise Price Per Share	Warrant Expiration Date
July 27, 2011	2,200,000	$0.10	July 26, 2013
September 12, 2011	1,750,000	$0.10	September 11, 2013
December 6, 2011	650,000	$0.10	December 7, 2013

	4,600,000

8	Financial Instruments

Fair Value of Financial Instruments

The carrying amounts on the accompanying balance sheets for cash, advances, accounts payable and accrued liabilities are carried at cost, which approximates fair value.

Fair Value  Hierarchy

As of February 29, 2012, the fair value of the investment available for sale is valued under Level 1, except for the warrants component which is valued under Level 2. The investment is the only asset measured at fair value.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

9	Income Taxes

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rate of 35% as of February 29, 2012 and  February 28, 2011.  The reasons for the differences are as follows:

	2012	2011

Income (loss) before income taxes	$2,208,632	$(2,736,483)

Income tax expense (recovery) at Federal statutory income tax rate	$773,021	(957,769)
Tax effect of non-deductible expenses	19,250	15,750
Recognition of tax attributes	72,999	-
Change in valuation allowance	(865,270)	942,019
	$-	$-

Deferred tax asset and liability consist of the following:

	2012	2011

Loss carryforwards	$152,810	$945,081
Investment	(72,999)	-
Valuation allowance	(79,811)	(945,081)
	$-	$-

As of February 29, 2012, the Company had net operating loss carryforwards of $436,599 available to offset future taxable income. These loss carryforwards expire in 2031.

The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months. As the Company is based in Canada, there are no material state net operating loss carryforwards.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes to Financial Statements
Years Ended February 29, 2012 and February 28, 2011

10	Commitments and Contingencies

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

Sillenger is a joint defendant to a statement of claim filed against the Company and other defendants on February 2, 2012 for damages in the amount of $190,000. Sillenger filed a statement of defense dated April 9, 2012 explicitly denying any liability. Further, Sillenger has stated in the statement of defense that it was provided a comprehensive release in respect of the transaction referred to by the defendant and has asked that the claims against Sillenger be dismissed.

11	Subsequent Event

In April 2012, the Company issued and sold an aggregate of 25,550,000 shares at a purchase price of $0.01 receiving proceeds of $255,500.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Sillenger engaged MSCM LLP in June 2011. Sillenger auditors since its formation to June 18, 2011 were Silberstein Ungar, PLLC and there are no disagreements with the findings of said accountants.

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the  Securities Exchange Act of 1934  ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of February 29, 2012.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of February 29, 2012. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of February 29, 2012.

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

Changes in Internal Controls

Based on the evaluation as of February 29, 2012, John Gillespie, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9a(T) - Controls And Procedures.

See Item 9A - Controls and Procedures above.

Item 9B. Other Information.

None.

PART III
Item 10. Directors and Executive Officers, Promoters  and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since	Remarks
Michel Ghostine	53	Director	December 1, 2010	Resigned January 25, 2012
John Gillespie	62	President and CEO, Director	May 12, 2010
Eliot York	51	Director	April 5, 2012
William B. Kerr	69	Director	April 5, 2012

There are no arrangements or understandings regarding the length of time a director of the Company is to serve in such a capacity.

Background of Officers and Directors

Set forth below is a brief description of the background and business experience of our current executive officers and directors:

John Gillespie

Mr. Gillespie has been the President and Chief Executive Officer of Sillenger since May 12, 2010.  Mr. Gillespie has over thirty (30) years experience as a Senior Executive, including being President and Chief Executive Officer for major corporations. Mr. Gillespie brings senior corporate expertise in licensing, legal and royalty mechanisms to Sillenger. During the past decade, Mr. Gillespie has proven to be a visionary leader by engineering a wide range of solutions in licensing, real estate and land management, labor negotiations, legal frameworks, marketing and business development, administration, and rapid revenue growth.  Prior to joining the Registrant, Mr. Gillespie served for seven years as Vice President of Operations for Pizzaville in Ontario, Canada. He served for two years as Vice President of Franchise and Real Estate Development with Afton Food Group, Inc., also in Ontario.  He also served as Principal of Gillespie and Associates, where he provided major corporate clients with executive franchise advice on business development, legal, real estate, leasing and general business administration.  From 1978 to 1997 he served as President and Chief Executive Officer for major companies, including Ryan's Pet Food, Inc.; Chicken Chicken, Inc.; Goligers Travel, Inc.; and  Pizza Pizza, Inc.  Under his leadership, the companies grew rapidly, with combined sales of over $200 Million.

 In 1987 Mr. Gillespie earned the honor of being awarded "Executive of the Year" by the Canadian Franchise Association (CFA) for his efforts in transforming the CFA into an organization dedicated to teaching and promoting ethical franchise methods and business practices.  He also served as the organization’s Chairman from 1984 to 1986.

Mr. Gillespie does not hold a directorship in any other reporting company.

Mr. Michel Ghostine

 On December 1, 2011 Sillenger announced announce the appointment of Mr. Michel Ghostine to the Board of Directors of Sillenger. Mr. Ghostine, born in Togo, has over 18 years of business experience in Africa, Europe and the Middle East. Mr. Ghostine has served as an advisor to senior government leaders in many African countries, and has represented companies seeking business opportunities in Africa. Mr. Ghostine’s strengths align perfectly with Sillenger’s role in enabling developing countries to promote private sector growth, and establishing the foundations for a diversified economy, and more importantly, economic independence.  Mr. Ghostine’s knowledge, experience, and guidance in Africa will be invaluable as we continue to establish our presence on the Continent. Mr. Ghostine resigned as Director of the Company on January 25, 2012.

 Mr. Eliot York

Mr. Eliot York was appointed to the Board of Directors on April 5, 2012. He was born and raised in Toronto, Canada.  Mr. York brings many years of business experience to the Sillenger’s Board of Directors.  He is well traveled due to his many years as a Buyer for one of Canada’s premier shoe store chains and has a true sense of the global nature of the economy and how to guide Sillenger’s business in foreign markets.  For the past 12 years Mr. York has been an owner/partner of the well-established business providing corporations with a full range of promotional and marketing initiatives and services, which brings him into contact with businesses in a myriad of sectors of the economy.

Mr. William B. Kerr

Mr. William B. Kerr appointed to the Board of Directors on April 5, 2012. He resides in the Town of Oakville. Mr. Kerr is a sole practitioner practicing out of Oakville, Ontario. He graduated from the University of Western Ontario where he received a B.A. (Hons.) and then from Osgoode Hall Law School where he received his LL.B. degree. He opened his law practice in 1972. His areas of practice involve Business Law, Real Estate and Wills and Estates.  He is a past President of the Halton County Law Association. He has a long-term involvement with hockey from house league to junior and is an active member of various volunteer groups and associations including Rotary Club.

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

Audit Committee Financial Expert

Sillenger does not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, Sillenger does not have a member on its board of directors that has been designated as an audit committee "financial expert."  Sillenger does not believe that the addition of such an expert would add anything meaningful to Sillenger at this time.  It is also unlikely Sillenger would be able to attract an independent financial expert to serve on its Board of Directors at this stage of its development.  In order to entice such a director to join its Board of Directors Sillenger would need to provide some form of meaningful compensation to such a director; something Sillenger is unable to afford at this time.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the  Securities Exchange Act of 1934 .  Under this section Mr. Gillespie, Mr. Kerr and Mr. York are required to file a Form 3 initial report with the Securities and Exchange Commission and file a Form 4  for any subsequent changes.

Other than as disclosed below, Ms. Carolyne Sing, our former President and Chief Executive Officer and Director, has not bought or sold any securities since February 14, 2007 when we issued 3,000,000 shares of our common stock to Ms. Sing, for an aggregate purchase price of $3,000.  These shares were subsequently forward split to represent 21,000,000 shares of our common stock in March of 2009 along with all other issued and outstanding shares of Sillenger.  On May 26, 2010, Ms. Sing closed an agreement with Mr. Gillespie to sell Mr. Gillespie her entire block of Sillenger shares, which represented a 51.46% controlling interest in Sillenger on May 26, 2011.

Code of Ethics

Sillenger has not adopted a Code of Ethics at this time and the Board of Directors of Sillenger is reviewing the necessity of adopting such a document at this time by Sillenger given the composition of its Board of Directors and Officer and its scale of its operations at this time.

Item 11. Executive Compensation.

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010 to the persons who served as our Chief Executive Officer, and each of the two other most highly compensated executive officers during our 2012 fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Gillespie President and CEO and Carolyne Sing (1)	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Ms. Sing  was appointed President, CEO, Treasurer, Secretary and a Director of the Company on February 14, 2007, the date of our formation.  Ms. Sing resigned as President and CEO for Sillenger on May 12, 2010.  Mr. John Gillespie was appointed President and CEO of Sillenger in her place. There was no compensation paid to Ms. Sing in the three years indicated above.

Compensation of Directors

Director Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, by our directors.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards or Options (#)	All other Compensation ($)
John Gillespie, Mr. Michel Ghostine, Mr. Eliot York, Mr. William B. Kerr	2012	None	None	None
	2011	None	None	None
	2010	None	None	None

General

Sillenger's officers and directors for the years ended February 29, 2012, February 28, 2011, and February 28, 2010 have not received any compensation for their services rendered to Sillenger since inception. Mr. John Gillespie, Mr. Michel Ghostine, Ms. Carolyne Sing, Mr. Eliot York and Mr. William B. Kerr have all agreed to act without compensation until authorized by the Board of Directors.  Further, Sillenger is not accruing any compensation pursuant to any agreement.

Equity Compensation Plan

We do not presently have an equity compensation plan or stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to 20% of our outstanding shares of common stock for that purpose.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders, Directors and Officers

The following table sets forth certain information as of May 31, 2012, regarding the beneficial ownership of Sillenger's Common Stock by (i) each stockholder known by Sillenger to be the beneficial owner of more than 5% of Sillenger's Common Stock, (ii) by each Director and executive officer of Sillenger and (iii) by all executive officer and Directors of Sillenger as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(3)

John Gillespie President and Chief Executive Officer 44 Charles St West Suite 719 Toronto, Ontario M4Y 1R7	21,000,000(2) (Restricted securities as defined in the Securities Act of 1933 )	23.5%

Eliot York, Director 32 Brackenwwo Ave., Richmond Hill, Ontario L4W 5P9	50,000 (Restricted securities as defined in the Securities Act of 1933 )	0.056%

William B. Kerr 233 Robinson Street Oakville Ontario L6J 4Z5	626,000 (Restricted securities as defined in the Securities Act of 1933 )	0.7%

All officers and directors as a group (1 person)	21,676,000(2) (Restricted securities as defined in the Securities Act of 1933 )	24.26%

Notes

1.	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.

2.
On May 26, 2010, Mr. Gillespie acquired 21,000,000 shares of the common stock of Sillenger previously held by Ms. Carolyne Sing.  These shares represent a controlling interest in Sillenger on that date.

3.	The percent of class is based on 89,331,000 shares of common stock issued and outstanding as of May 31, 2012.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner.

Equity Compensation Plan

We did not have an equity compensation plan in place during the fiscal year ended February 29, 2012.

Changes in Control

On May 26, 2010, Mr. Gillespie acquired 21,000,000 shares of the common stock of Sillenger previously held by Ms. Carolyne Sing. These shares represent Ms. Sing's entire block of Sillenger shares, which represented a 51.46% controlling interest in Sillenger on that date.

There are no present arrangements or pledges of Sillenger's securities which may result in a change in control of Sillenger.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On February 14, 2007, our sole Director and Officer, at the time, Carolyne Sing acquired 3,000,000 shares of our common stock at a price of $0.001 for proceeds of $3,000.  These shares were subsequently forward split to represent 21,000,000 shares of our common stock in March of 2009.  On May 26, 2010, Ms. Sing closed an agreement with Mr. Gillespie to sell Mr. Gillespie her entire block of Sillenger shares, which represented a 51.46% controlling interest in Sillenger on that date.

In return for Ms. Sing holding the Bulkley mineral claims in trust for us, Sillenger agreed to make payments on behalf of Ms. Sing holding to keep the claim on good standing with the Province of British Columbia. We anticipate the amount of the payments to be made on behalf of Ms. Sing to be CDN $2,200 annually. These claims expired in June 2011.

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

Director Independence

We currently have two independent directors, as the term "independent" is defined by Nasdaq Marketplace Rule 4200(a)(15).  An "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the issuer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of the issuer's stock will not preclude a director from being independent.

We currently have  three directors on our Board of Directors.

The Company is currently traded on the OTCQB, which does not require that a majority of the Board be independent.

We do not have a compensation committee, nominating committee or audit committee.  The functions of these committees are performed by our Board of Directors.

Item 14. Principal Accountant Fees and Services.

Fees and Services

Audit and review fees:
MSCM LLP is the Company’s independent auditors. Audit and review fees for the year ended February 29, 2012 are estimated to be $63,000 for MSCM LLP. Audit and review fees for Silberstein Ungar, PLLC for the years ended February 29, 2012 and 2011 totaled  $0 and $4,000 respectively.  MSCM LLP was hired in June 2011.

Tax fees:
Tax fees for the year ended February 29, 2012 are estimated to be $0 for MSCM LLP for the years ended February 29, 2012 and February 28, 2011 respectively.

All other fees
For the years ended February 29, 2012 and February 28, 2011, the Company was not billed for products and services other than those described above.

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

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2012. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

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

(3) Exhibits

The following exhibits are filed with this report

Exhibit Number                           Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement filed on July 2, 2008).

3.2.	Bylaws (incorporated by reference from our Form S-B-1 Registration Statement, filed July 2, 2008).

10.1	Buckley Declaration on Trust concerning our mineral claims (incorporated by reference from our Form S-1 Registration Statement, filed June 2, 2008).

10.2	Consulting Agreement with Allan P. Juhas dated May 21, 2010 (incorporated by reference from our Form 8-K filed on May 21, 2011).

10.3	Consulting Agreement with Carob Management Limited dated May 21, 2010 (incorporated by reference from our Form 8-K filed May 26, 2010).

10.4	Share Purchase Agreement dated May 26, 2010 between John Gillespie and Carolyn Sing (incorporated by reference from our Form 8-K filed on June 2, 2010.)

10.5	Survey Agreement dated June 11, 2011 between Sillenger Exploration Corp. and Fugro Airborne Surveys Corp. (incorporated by reference form our Form 8-K filed June 14, 2010).

10.6	Settlement Agreement dated April 28, 2011 between Sillenger Exploration Corp., Brilliant Mining Corp. and other parties (incorporated by reference from our Form 8-K filed on June 10, 2010).

10.7	Termination of Agency Association Agreement dated April 28, 2011 between Sillenger Exploration Corp. and Mr. Michel Ghostine (incorporated by reference from our Form 8-K filed on June 10, 2011).

10.8	Fee Agreement between Sillenger Exploration Corp. and First African Exploration Corp. dated June 5, 2012.

10.9	Letter of Engagement between Sillenger Exploration Corp. and First African Exploration Corp. dated June 5, 2012.

31. a	Section 906 Certificate of CEO.

31. b	Section 906 Certificate of CFO.

32. a	Section 302 Certificate of CEO & CFO.

101	Interactive data files pursuant to Rule 405 fo Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILLENGER EXPLORATION CORP.

By:	/s/ John Gillespie
By: John Gillespie, President and Chief Executive Officer
Date: June 13, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John Gillespie
By: John Gillespie, President and Chief Executive Officer
Date: June 13, 2012

/s/ John Gillespie
By: John Gillespie, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director
Date: June 13, 2012