Form 10-Q
period 2012-05-31
SILLENGER EXPLORATION CORP.
filed 2012-07-13
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2012
or
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number 000-53420
SILLENGER EXPLORATION CORP.
(Name of registrant as specified in its charter)
NEVADA	45-3864001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1560 Bayview Ave., Suite 305, Toronto, Ontario CANADA	M4G 3B8
(Address of principal executive offices)	(Zip Code)
(647) 352-9090
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

89,381,000 common shares issued and outstanding as of July 13, 2012

i

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

ii

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Balance Sheets

	May 31, 2012	February 29, 2012
	(Unaudited)

ASSETS

Current assets:
Cash	$826	$88,337
Prepaid expenses	28,510	37,500
Advances (Note 4)	-	48,480
	29,336	174,317
Investment (Note 3)	1,012,748	2,088,723
Total Assets	$1,042,084	$2,263,040
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Advances (Note 4)	$49,598	$-
Accounts payable (Note 4)	1,264,213	1,279,358
Accrued liabilities	23,450	19,950
Total liabilities	1,337,261	1,299,308

Commitment and contingencies (Notes 1 and 4)

Stockholders' equity (deficit) (Note 5)
Common stock $0.001 par value,
300,00,000 shares authorized
89,381,000 shares issued and outstanding	89,381	61,331
Additional paid-in-capital	4,751,982	4,422,032
Shares to be issued (Note 5)	-	100,000
Stock subscriptions received (Note 5)	-	255,500
Accumulated other comprehensive income	(867,406)	208,569
Accumulated deficit	(4,269,134)	(4,083,700)
Total Stockholders' equity (deficit)	(295,177)	963,732
Total Liabilities and Stockholders' Equity (Deficit)	$1,042,084	$2,263,040

The Notes to the Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Statements of Comprehensive Income (Loss)

			Cumulative From
	Three Months Ended		February 14, 2007
	May 31,	May 31,	(Inception) to
	2012	2011	May 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Operating expenses:
Contract fees (Note 4)	-	-	950,000
General and Administrative	39,275	18,156	1,303,369
Travel	84,217	1,885	751,522
Marketing and business development	969	-	977,928
Professional services	60,563	140,481	1,039,172
	185,024	160,522	5,021,991
Other income (expense):
Income from sale of rights (Note 3)	-	-	4,369,208
Foreign exchange (loss) gain	(410)	(7,914)	(122,551)
	(410)	(7,914)	4,246,657
Income (loss) before income tax expense	(185,434)	(168,436)	(775,334)
Income tax expense	-	-	-
Net income (loss)	(185,434)	(168,436)	(775,334)
Other Comprehensive Loss
Unrealized gain/(loss) on investment (Note 3)	(1,075,975)	-	(867,406)
Comprehensive income (loss)	$(1,261,409)	$(168,436)	$(1,642,740)
Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	77,411,978	40,811,000

The Notes to the Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows

			Cumulative From
	Three Months Ended		February 14, 2007
	May 31,	May 31,	(Inception) to
	2012	2011	May 31, 2012

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(185,434)	$(168,436)	$(775,334)
Items not affecting cash
Expenses paid by stock	-	-	270,500
Non-cash income	-	-	(4,369,209)
Write-off of equipment	-	-	27,522
Changes in non-cash working capital items
Prepaid expenses	8,990		8,990
Accounts payable	(15,145)	150,214	3,969,539
Accrued expenses	3,500	1	3,500
Advances	98,078	111,086	98,078

Cash Flows (Used in) Generated From Operating Activities	(90,011)	92,865	(766,414)

Cash Flows from Investing Activities
Equipment acquired	-		(27,522)

Cash Flows used in Investing Activities	-	-	(27,522)

Cash Flows from Financing Activities
Stock subscriptions received	-	-	-
Proceeds from issuance of common stock	2,500	-	794,762

Cash Flows Provided by Financing Activities	2,500	-	794,762

Net Increase (Decrease) in Cash	(87,511)	92,865	826
Cash, Beginning of Period	88,337	509	-

Cash, End of Period	$826	$93,374	$826

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$-	$3,458,862
Increase in accumulated deficit for stock dividend	$-	$-	$3,493,800

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Financial Statements
Unaudited

1              Basis of Presentation and Nature of Business

The accompanying unaudited interim consolidated financial statements (“interim statements”) are denominated in US$ and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 29, 2012.  The results for the three months ended May 31, 2012 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year ending February 29, 2013.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

In October 2010, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources Inc. (“Ivory”), Brilliant Resources Inc. [formerly Brilliant Mining Corp.] (“Brilliant”) and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant (“unit”) [with a 4 month escrow] (Note 3) in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each unit consists of one common share of Brilliant and one common share purchase warrant. Each warrant will entitle the holder thereof to acquire one common share of Brilliant upon the payment of $0.45 per warrant at any time until 24 months following the date of issuance. As part of the agreement, amounts payable to FCMI were forgiven.  On July 12, 2011, the Company closed its transaction with Ivory, Brilliant and others.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Financial Statements
Unaudited

1              Basis of Presentation and Nature of Business (continued)

On September 16, 2011, Sillenger entered into an agreement with First African Exploration Corp. (“First African”), whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining, hydrocarbons, water, and other natural resource projects. Sillenger’s obligations under this agreement include: use of First African on an exclusive basis, pay set-up (Note 4) and execution fees to First African for the services provides and for country contracts successfully procured, include First African in any local, regional or international ventures as a 10% shareholder.

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin Agreement”).  Pursuant to the terms of the Benin Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea.  The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies. The term of the Benin Agreement is two (2) years from the date of the Benin Agreement, which can be extended by agreement of the parties.  The execution of the Benin Agreement was to have been started by May 25, 2012, failing which the Government of the Republic of Benin has an option to terminate.

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

2              Going Concern

Sillenger has negative working capital of $1,307,925 and an accumulated deficit during the exploration stage of $4,269,134 as of May 31, 2012.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues from operations. Without raising additional capital or realization of its investments, there would be substantial doubt about Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, from revenues from the acquisition and exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Interim Financial Statements
Unaudited

3              Investment

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

The shares have been valued using observable and unobservablemarket prices and the warrants have been valued using the Black-Scholes option-pricing model.

The Units were received during the year ended February 29, 2012, as part compensation to Sillenger for giving up its rights pertaining to Sillenger’s agreement with the government of the Republic of Equatorial Guinea. In addition, as part of this agreement, amounts payable by Sillenger to FCMI of $2,489,054 were forgiven.

On May 31, 2012, the fair value of the Units of Brilliant was $1,012,748. The fair value of the Units consists of the fair market value of the shares of $932,244 and the fair value of warrants valued using the Black-Scholes option-pricing model of $80,504. The decrease in the value of the Units from February 29, 2012 of $1,075,975 was recorded as a component of other comprehensive income as “Unrealized loss on investment”.

The key inputs used in the May 31, 2012 and February 29, 2012 fair value calculations of the warrants are as follows:

	May 31, 2012	February 29, 2012

Current exercise price	$0.45CDN	$0.45CDN
Time to expiration (in years)	1.00	1.25
Risk-free interest rate	1.00%	1.10%
Estimated volatility	99%	93%
Dividend	NIL	0
Stock price at period end date	$0.13CDN	$0.23CDN

4              Related Party Transactions

On April 28, 2011, Sillenger entered into an agreement with a former director to compensate him for his role in procuring the agreements with the government of the Republic of Equatorial Guinea.  Under the terms of the agreement, Sillenger has agreed to pay $150,000 and issue 2,000,000 Sillenger common shares (note 5).  The $150,000 payment was contingent upon raising $400,000 of equity financing. The $150,000 was recognized as an expense for the year ended February 29, 2012.

As of February 29, 2012, the Company had received advances of $49,598 from First African in accordance with the terms of the agreement signed with First African (“First African Agreement”) on September 16, 2011. Pursuant to the same agreement, as of February 29, 2012, the Company had advanced $48,480 to First African. The advance is for short-term working capital financing and is interest free. A former non-executive director of Sillenger is a part shareholder of First African.

Under the terms of the First African Agreement, First African has two primary obligations: one, assist Sillenger to procure and set-up country contracts in Africa and the Middle East and two, assist with the execution phase of the contracts procured. First African is entitled to a fee for the successful completion of each of the two phases. The Company and First African agreed to a fee of $950,000 for successful implementation of the set-up phase of the contract with the Republic of Benin dated November 25, 2011. The fee of $950,000 is due immediately and has been included as accounts payable as of May 31, 2012.  Should this fee not be paid by November 30, 2012, the unpaid amount will be subject to an annual interest rate of 9%.

On June 5, 2012, the Company engaged the services of First African to assist in securing the project financing for the Company's Airborne Geophysical Survey project in Benin. The engagement specifies that Sillenger will pay a yet to be determined fee to First Africa upon successful closing of the financing.

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

On February 2, 2012, the Company executed debt settlement agreement with one of its creditors. The Company issued 2,500,000 shares at $0.04 to settle a payable balance amounting to $100,000. As of February 29, 2012, the $100,000 amount settled had been included as “shares to be issued” on the balance sheet; the shares were issued on March 3, 2012.

On April 13, 2012, the Company issued and sold an aggregate of 25,550,000 common stock units at a price of $0.01 per unit receiving proceeds of $258,000. $255,500 of these proceeds were received in February 2012, and were shown as “stock subscriptions received” on the balance sheet as of February 29, 2012.

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

Business Environment

The disruptions in the credit and financial markets and the current economic situation in Europe have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While 2011 seemingly was a turnaround period  for stock markets, and a muted positive improvement in consumer optimism and general business conditions, the global economy, still appears to be somewhat tepid, and it is still difficult for many junior resource companies to obtain financing. These market conditions could continue to make it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital on the equity markets also may not be available on terms acceptable to us or at all.

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

Looking at the year ahead, management believes, Brilliant transaction and the Benin Agreement serves as an endorsement of Sillenger’s business plan, and enables Sillenger to replicate a proven concept.

Sillenger will need to seek additional funding to continue pursuing it’s business plan. The Company is therefore in the process of exploring potential sources of financing for the Benin Agreement.

Subsequent Event

On June 5, 2012, the Company engaged the services First African to assist in securing the project financing for the Company's Airborne Geophysical Survey project in Benin. The engagement specifies that Sillenger will pay a yet to be determined fee to First Africa upon successful closing of the financing.

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of the date of May 31, 2012 and July 13, 2012, Sillenger has 89,381,000 common shares issued and outstanding.

LIQUIDITY - At May 31, 2012, Sillenger had assets of $29,336 consisting mostly of prepaid expenses ($88,337 – February 29, 2012, consisting of cash, prepaid expenses and advances).  Sillenger has $1,337,261 in liabilities consisting of accounts payable and accrued liabilities and advances payable ($1,299,308 – February 29, 2012, consisting of accounts payable and accrued liabilities).

Sillenger' internal sources of liquidity will be loans that may be available to Sillenger from management and other sources. Although Sillenger has no written arrangements with any of directors and officers, Sillenger expects that the directors and officers will provide Sillenger with internal sources of liquidity, if it is required.

There are no assurances that Sillenger will be able to achieve further sales of its common stock or any other form of additional financing. If Sillenger is unable to achieve the financing necessary to continue its plan of operations, then Sillenger will not be able to continue its exploration programs and its business will fail.

Results of Operation

For the quarters ended May 31, 2012 and May 31, 2011, and the period from February 14, 2007 (inception) to May 31, 2012:

Expenses

SUMMARY – Total expenses were $185,434 for the quarter ended May 31, 2012 ($168,436 – May 31, 2011).  Expenses have increased as compared to the quarter ended May 31, 2011 by $16,998.  A total of $5,144,542 in expenses has been incurred by Sillenger since inception on February14, 2007 through to May 31, 2012.  The costs can be subdivided into the following categories.

1.
General and administrative: These primarily consist of salaries, office supplies and telecommunication expenses. $39,275 of administrative expenses were incurred for the quarter as compared to $18,156 for the quarter ended May 31, 2011 while a total of $1,303,369 was incurred in the period from inception on February 14, 2007 to May 31, 2012.

2.
Travel: $84,217 of travel expenses were incurred for the quarter as compared to $1,885 for the quarter ended May 31, 2011 while a total of $751,522 was incurred in the period from inception on February 14, 2007 to May 31, 2012.

3.
Business development: $969 of business development expenses were incurred for the quarter as compared to $0 for the quarter ended May 31, 2011 while a total of $977,928 was incurred in the period from inception on February 14, 2007 to May 31, 2012.

4.
Professional fees: These primarily consist of legal, accounting and audit fees. $60,563 of professional fees were incurred for the quarter as compared to $140,481 for the quarter ended May 31, 2011 while a total of $1,039,172 was incurred in the period from inception on February 14, 2007 to May 31, 2012.

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

We will also need to seek additional funding to pursue the new ventures in Africa identified by our new President and Chief Executive Officer Mr. John Gillespie. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund new projects identified in Africa. We believe that debt financing may or may not be an alternative for funding any potential projects in Africa or elsewhere. The risky nature of these enterprises and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine or project can be demonstrated. We do not have any arrangements in place for any future equity financing.

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
• the market price for mineral resources;
• the results of our proposed exploration programs on mineral properties acquired; and
• our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Off-balance sheet arrangements

As of May 31, 2012, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer has concluded that as of May 31, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of May 31, 2012 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of May 31, 2012, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the three months ended May 31, 2012, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SILLENGER EXPLORATION CORP.

Date: July 13, 2012	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: July 13, 2012	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer