Form 10-Q
period 2012-08-31
SILLENGER EXPLORATION CORP.
filed 2012-10-15
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended August 31, 2012
or
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
647-352-9090
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

89,381,000 common shares issued and outstanding as of October 12, 2012

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	1
ITEM 1. FINANCIAL STATEMENTS .	1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	8
Forward Looking Information .	8
Business Environment .	8
Subsequent Event .	9
Financial Condition and Liquidity .	10
Results of Operation .	10
Expenses .	10
Plan of Operations .	11
Off-balance sheet arrangements .	11
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	11
ITEM 4: CONTROLS AND PROCEDURES .	11
(a) Evaluation of Disclosure Controls and Procedures .	11
(b) Internal Controls over financial reporting .	12
ITEM 4A(T): CONTROLS AND PROCEDURES .	12
PART II - OTHER INFORMATION .	13
ITEM 1. LEGAL PROCEEDINGS .	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	13
Unregistered Sales of Equity Securities .	13
Use of Proceeds .	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	13
ITEM 5. OTHER INFORMATION .	13
ITEM 6. EXHIBITS .	13
Exhibits .	13
SIGNATURES .	14

ii

Sillenger Exploration Corp.
(An Exploration Stage Company)
Condensed Interim Balance Sheets

	August 31,	February 29,
	2012	2012
	(Unaudited)
ASSETS

Current assets:

Cash	$397	$88,337
Prepaid expenses	15,565	37,500
Advances (Note 4)	-	48,480

	15,962	174,317

Investment (Note 3)	783,329	2,088,723

Total Assets	$799,291	$2,263,040

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Advances (Note 4)	$114,917	$-
Accounts payable (Note 4)	1,413,761	1,279,358
Accrued liabilities	23,450	19,950

Total liabilities	1,552,128	1,299,308

Stockholders' (deficit) equity

Common stock $0.001 par value,
300,000,000 shares authorized
89,381,000 shares issued and outstanding (February 29, 2012 - 61,331,000)	89,381	61,331
Additional paid-in-capital	4,751,981	4,422,032
Shares to be issued (note 5)	-	100,000
Stock subscriptions received (note 5)	-	255,500
Accumulated other comprehensive (loss) income	(1,096,825)	208,569
Accumulated deficit	(4,497,374)	(4,083,700)

Total Stockholders' (deficit) equity	(752,837)	963,732

Total Liabilities and Stockholders' (Deficit) Equity	$799,291	$2,263,040

The Notes to the Condensed Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Condensed Interim Statements of Comprehensive (Loss) Income

					Cumulative From
	Three Months Ended		Six Months Ended		February 14, 2007
	August 31,	August 31,	August 31,	August 31,	(Inception) to
	2012	2011	2012	2011	August 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$-

Operating expenses:
Contract fees	-	-	-	-	950,000
General and Administrative	18,999	98,815	58,274	116,971	1,322,367
Travel	31,242	31,118	115,459	33,003	782,764
Marketing and business development	-	126,115	969	126,115	977,928
Professional services	178,000	154,804	238,563	295,285	1,217,172
	228,241	410,852	413,265	571,374	5,250,231

Other income (expense):
Income from sale of rights (Note 3)	-	4,369,208	-	4,369,208	4,369,208
Foreign exchange loss	-	(9,901)	(410)	(17,815)	(122,552)

	-	4,359,307	(410)	4,351,393	4,246,656

(Loss) income before income tax expense	(228,241)	3,948,455	(413,675)	3,780,019	(1,003,575)

Income tax expense	-	366,201	-	366,201	-

Net (loss) income	(228,241)	3,582,254	(413,675)	3,413,818	(1,003,575)

Other Comprehensive Loss
Unrealized loss on investment (Note 3)	(229,419)	(175,696)	(1,305,394)	(175,696)	(1,096,825)

Comprehensive (loss) income	$(457,660)	$3,406,558	$(1,719,069)	$3,238,122	$(2,100,400)

Net income (loss) per share:
Basic and Diluted	$(0.00)	$0.08	$(0.00)	$0.08

Weighted average shares outstanding
Basic and Diluted	89,381,000	44,180,565	83,396,489	42,495,783

The Notes to the Condensed Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Condensed Interim Statements of Cash Flows

			Cumulative From
	Six Months Ended		February 14, 2007
	August 31,	August 31,	(Inception) to
	2012	2011	August 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(413,675)	$3,413,818	$(1,003,575)
Items not affecting cash
Expenses paid by stock	-	93,333	270,500
Non-cash income	-	(1,880,154)	(4,369,208)
Write-off of equipment	-	-	27,522
	(413,675)	1,626,997	(5,074,761)
Changes in non-cash working capital items
Prepaid expenses	21,935	(37,500)	21,935
Accounts payable	134,403	(2,201,368)	4,147,614
Accrued liabilities	3,500	372,266	23,451
Advances	163,397	37,671	114,917
Cash Flows Used in Operating Activities	(90,440)	(201,934)	(766,844)

Cash Flows from Investing Activities
Equipment acquired	-	-	(27,522)

Cash Flows used in Investing Activities	-	-	(27,522)

Cash Flows from Financing Activities
Stock subscriptions received	-	141,147	255,500
Proceeds from issuance of common stock	2,500	230,544	539,263

Cash Flows Provided by Financing Activities	2,500	371,691	794,763

Net (Decrease) Increase in Cash	(87,940)	169,757	397
Cash, Beginning of Period	88,337	509	-

Cash, End of Period	$397	$170,266	$397

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$-	$3,458,862
Increase in accumulated deficit for stock dividend	$-	$-	$3,493,800

The Notes to the Condensed Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Condensed Interim Financial Statements
Unaudited

1	Basis of Presentation and Nature of Business

The accompanying unaudited interim consolidated financial statements (“interim statements”) are denominated in US dollars and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and six months ended August 31, 2012 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year ending February 28, 2013.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

In October 2011, the Company entered into negotiations to finance the cost of this survey. As part of these negotiations, Sillenger fully assigned its commitment with Fugro Airborne Surveys to a third party.  On April 28, 2011, Sillenger executed an agreement with Ivory Resources Inc. (“Ivory”), Brilliant Resources Inc. [formerly Brilliant Mining Corp.] (“Brilliant”) and others, whereby Sillenger agreed to accept and receive 7,407,407 units of Brilliant (“unit”) [with a 4 month escrow] (Note 3) in exchange for Ivory acquiring from Sillenger the agreement with the government of the Republic of Equatorial Guinea, which included certain preferential rights to request mining and/or oil concessions. Each unit consists of one common share of Brilliant and one common share purchase warrant. Each warrant will entitle the holder thereof to acquire one common share of Brilliant upon the payment of $0.45 per warrant at any time until 24 months following the date of issuance. As part of the agreement, amounts payable to FCMI were forgiven.  On July 12, 2011, the Company closed its transaction with Ivory, Brilliant and others.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Condensed Interim Financial Statements
Unaudited

1	Basis of Presentation and Nature of Business (continued)

On September 16, 2011, Sillenger entered into an agreement with First African Exploration Corp. (“First African”), whereby First African will serve as the Company’s exclusive representative for obtaining, negotiating and performing contracts with countries in Africa and the Middle East, in connection with mining, hydrocarbons, water, and other natural resource projects. Sillenger’s obligations under this agreement include: use First African on an exclusive basis, pay set-up (Note 4) and execution fees to First African for the services provided and for country contracts successfully procured, include First African in any local, regional or international ventures as a 10% shareholder.

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin Agreement”).  Pursuant to the terms of the Benin Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea.  The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies. The term of the Benin Agreement is two (2) years from the date of the Benin Agreement, which can be extended by agreement of the parties.  The Benin agreement provides for the Government to have an open option to cancel the agreement at their discretion in the event that the Company has not commenced work on the airborne survey by May 25, 2012 (“the option”). To date Sillenger has been unable to commence the necessary work due to a lack of financing. Since there is no provision in the agreement that allows Sillenger to have the option removed, it may be necessary for Sillenger to renegotiate the agreement once the company has the financing in place and the ability to commence work on the airborne survey.

The Company is currently in the process of exploring potential sources of financing for the Benin Agreement.

2	Going Concern

Sillenger has negative working capital of $1,536,166 and an accumulated deficit during the exploration stage of $4,497,374 as of August 31, 2012.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues from operations. Without raising additional capital or realization of its investments, there would be substantial doubt about Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising capital from public or private debt or equity financing, on an as needed basis, and in the longer term, from revenues from the acquisition and exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

3	Investment

Investment represents 7,407,407 Units (“Units”) of Brilliant, a publicly traded entity on the Toronto Venture Stock Exchange. Each Unit, with a fair market value of approximately of $0.25CDN at the time of initial recognition, consists of one common share of Brilliant and one common share purchase warrant. Each warrant will entitle the holder thereof to acquire one common share of Brilliant upon the payment of $0.45CDN per warrant at any time until 24 months following the date of issuance (April 28, 2011).

The shares have been valued using observable market prices for the shares as quoted on the on the Toronto Venture Stock Exchange and the warrants have been valued using the Black-Scholes option-pricing model.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Condensed Interim Financial Statements
Unaudited

3	Investment (continued)

The Units were received during the year ended February 29, 2012, as part compensation to Sillenger for giving up its rights pertaining to Sillenger’s agreement with the government of the Republic of Equatorial Guinea. In addition, as part of this agreement, amounts payable by Sillenger to FCMI of $2,489,054 were forgiven.

On August 31, 2012, the fair value of the Units of Brilliant was $783,329. The fair value of the Units consists of the fair market value of the shares of $751,481 and the fair value of warrants valued using the Black-Scholes option-pricing model of $31,848. The decrease in the value of the Units from February 29, 2012 of $1,305,394 was recorded as a component of other comprehensive income as “Unrealized loss on investment”.

The key inputs used in the August 31, 2012 and February 29, 2012 fair value calculations of the warrants are as follows:

	August 31, 2012	February 29, 2012

Current exercise price	$0.45CDN	$0.45CDN
Time to expiration (in years)	0.75	1.25
Risk-free interest rate	1.00%	1.10%
Estimated volatility	108%	93%
Dividend	Nil	Nil
Stock price at period end date	$0.10CDN	$0.23CDN

4	Related Party Transactions

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

As of February 29, 2012, the Company had received advances of $49,598 from First African in accordance with the terms of the agreement signed with First African (“First African Agreement”) on September 16, 2011. Pursuant to the same agreement, as of February 29, 2012, the Company had advanced $48,480 to First African. The advance was for short-term working capital financing and was interest free. A former non-executive director of Sillenger is a part shareholder of First African.

Under the terms of the First African Agreement, First African has two primary obligations: one, assist Sillenger to procure and set-up country contracts in Africa and the Middle East and two, assist with the execution phase of the contracts procured. First African is entitled to a fee for the successful completion of each of the two phases. On June 5, 2012, the Company and First African agreed to a fee of $950,000 for successful implementation of the set-up phase of the contract with the Republic of Benin dated November 25, 2011. The fee of $950,000 is due immediately and has been included as accounts payable as of August 31, 2012.  Should this fee not be paid by November 30, 2012, the unpaid amount will be subject to an annual interest rate of 9%.

On June 5, 2012, the Company engaged the services of First African to assist in securing the project financing for the Company's Airborne Geophysical Survey project in Benin. The engagement specifies that Sillenger will pay a yet to be determined fee to First Africa upon successful closing of the financing.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Condensed Interim Financial Statements
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information

This section includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The Company does not intend to, and the Company disclaims any obligation to, update any forward-looking information (including any financial outlooks), whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

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

On June 5, 2012, the Company and First African agreed to a fee of $950,000 for successful implementation of the set-up phase of the contract with the Republic of Benin dated November 25, 2011. The fee of $950,000 is due immediately and has been included in accounts payable as of August 31, 2012.  Should this fee not be paid by November 30, 2012, the unpaid amount will be subject to an annual interest rate of 9%.

On June 5, 2012, the Company engaged the services of First African to assist in securing the project financing for the Company's Airborne Geophysical Survey project in Benin. The engagement specifies that Sillenger will pay a yet to be determined fee to First African upon successful closing of the financing.

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

Subsequent Event

Subsequent to the quarter end, on September 11, 2012, the Company entered into an employment agreement with John Gillespie to serve as its President and Chief Executive Officer. The term of the agreement is for one year, effective June 1, 2012. The agreement renews automatically on a year to year basis thereafter, unless terminated by the parties upon 90 days notice at the end of each term. Mr. Gillespie is entitled to receive an annual salary of CDN $120,000, plus customary vacation, medical, dental and life insurance benefits as such become available from the Company and reimbursement of certain business expenses. He may also receive an annual bonus (in cash and/or stock) as determined by the Board or the Compensation Committee of the Company. For his efforts over the past two years in bringing the Company through a difficult phase, without pay, Mr. Gillespie is also entitled to receive a bonus of CDN $100,000; such bonus to be paid when funds are available to the Company to do so. The salary of $30,000 for the three months ended August 31, 2012 and bonus of $100,000 have been included in accounts payable as of August 31, 2012.

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of the date of August 31, 2012 and October 12, 2012, Sillenger has 89,381,000 common shares issued and outstanding.

LIQUIDITY - At August 31, 2012, Sillenger had assets of $15, 962 consisting mostly of prepaid expenses ($174,317 – February 29, 2012, consisting of cash, prepaid expenses and advances).  Sillenger has $1,552,128 in liabilities consisting of accounts payable, accrued liabilities and advances payable ($1,299,308 – February 29, 2012, consisting of accounts payable and accrued liabilities).

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

Results of Operation

For the six months ended August 31, 2012 and August 31, 2011, and the period from February 14, 2007 (inception) to August 31, 2012:

Expenses

SUMMARY – Total expenses were $413,265 for the six months ended August 31, 2011 ($571,374 – August 31, 2011).  Expenses have decreased as compared to the six months ended August 31, 2011 by $158,109.  A total of $5,250,231 in expenses has been incurred by Sillenger since inception on February14, 2007 through to August 31, 2012.  The costs can be subdivided into the following categories.

1.
General and administrative: These primarily consist of salaries, office supplies and telecommunication expenses. $58,274 of administrative expenses were incurred for the six months ended August 31, 2012 as compared to $116,971 for the six months ended August 31, 2011 while a total of $1,322,367 was incurred in the period from inception on February 14, 2007 to August 31, 2012.

2.
Travel: $115,459 of travel expenses were incurred for the six months ended August 31, 2012 as compared to $33,003 for the six months ended August 31, 2011 while a total of $782, 764 was incurred in the period from inception on February 14, 2007 to August 31, 2012.

3.
Marketing and business development: $969 of marketing and business development expenses were incurred for the six months ended August 31, 2012 as compared to $126,115 for the six months ended August 31, 2011 while a total of $977,928 was incurred in the period from inception on February 14, 2007 to August 31, 2012.

4.
Professional fees: These primarily consist of consulting, legal, accounting and audit fees. $238,563 of professional fees were incurred for the six months ended August 31, 2012 as compared to $295,285 for the six months ended August 31, 2011 while a total of $1,217,172 was incurred in the period from inception on February 14, 2007 to August 31, 2012.

Sillenger continues to carefully control its expenses and overall costs as it transforms into a natural resource development company. In addition to Mr. Gillespie and Dr. Juhas (a consultant), Sillenger has 3 other consultants.

Other income (expense)

Total other income (expense) was $(410) for the six months ended August 31, 2012 ($4,351,393 – August 31, 2011).  The higher other income (expense) for the six months ended August 31, 2011 was due to a one-off sale of rights transaction net of foreign exchange loss during that period. There were no such transactions in the six months ended August 31, 2012. A total of $4,246,656 in other income has been generated by Sillenger since inception on February14, 2007 through to August 31, 2012.

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

Off-balance sheet arrangements

As of August 31, 2012, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer has concluded that as of August 31, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of August 31, 2012 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of August 31, 2012, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the six months ended August 31, 2012, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SILLENGER EXPLORATION CORP.

Date: October 15, 2012	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: October 15, 2012	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer