Form 10-Q
period 2012-11-30
SILLENGER EXPLORATION CORP.
filed 2013-01-14
CIK 1438882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended November 30, 2012
or
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

89,381,000 common shares issued and outstanding as of January 14, 2013

SILLENGER EXPLORATION CORP.

INDEX

PART 1 - FINANCIAL INFORMATION .	1
ITEM 1. FINANCIAL STATEMENTS .	1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .	8
Forward Looking Information .	8
Business Environment .	8
Subsequent Event .	9
Financial Condition and Liquidity .	10
Results of Operation .	10
Expenses .	10
Plan of Operations .	11
Off-balance sheet arrangements .	11
ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK .	11
ITEM 4: CONTROLS AND PROCEDURES .	11
(a) Evaluation of Disclosure Controls and Procedures .	11
(b) Internal Controls over financial reporting .	12
ITEM 4A(T): CONTROLS AND PROCEDURES .	12
PART II - OTHER INFORMATION .	13
ITEM 1. LEGAL PROCEEDINGS .	13
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .	13
Unregistered Sales of Equity Securities .	13
Use of Proceeds .	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES .	13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .	13
ITEM 5. OTHER INFORMATION .	13
ITEM 6. EXHIBITS .	13
Exhibits .	13
SIGNATURES .	14

Sillenger Exploration Corp.
(An Exploration Stage Company)
Condensed Interim Balance Sheets

	November 30,	February 29,
	2012	2012
	(Unaudited)
ASSETS

Current assets:

Cash	$566	$88,337
Prepaid expenses	3,750	37,500
Advances (Note 4)	-	48,480

	4,316	174,317

Investment (Note 3)	598,336	2,088,723

Total Assets	$602,652	$2,263,040

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

Advances (Note 4)	$138,610	$-
Accounts payable (Note 4)	1,463,257	1,279,358
Accrued liabilities	23,450	19,950

Total liabilities	1,625,317	1,299,308

Stockholders' (deficit) equity

Common stock $0.001 par value,
300,000,000 shares authorized
89,381,000 shares issued and outstanding (February 29, 2012 - 61,331,000)	89,381	61,331
Additional paid-in-capital	4,751,981	4,422,032
Shares to be issued (Note 5)	-	100,000
Stock subscriptions received (Note 5)	-	255,500
Accumulated other comprehensive (loss) income	(1,281,818)	208,569
Accumulated deficit	(4,582,209)	(4,083,700)

Total Stockholders' (deficit) equity	(1,022,665)	963,732

Total Liabilities and Stockholders' (Deficit) Equity	$602,652	$2,263,040

The Notes to the Condensed Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Condensed Interim Statements of Comprehensive (Loss) Income

					Cumulative From
	Three Months Ended		Nine Months Ended		February 14, 2007
	November 30,	November 30,	November 30,	November 30,	(Inception) to
	2012	2011	2012	2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$-

Operating expenses:
Contract fees	-	-	-	-	950,000
General and Administrative	17,118	102,148	75,392	215,119	1,339,485
Travel	17,626	47,541	133,085	80,544	800,390
Marketing and business development	-	161,137	969	287,252	977,928
Professional services	50,090	40,001	288,653	335,286	1,267,262
	84,834	350,827	498,099	918,201	5,335,065

Other income (expense):
Income from sale of rights (Note 3)	-	-	-	4,369,208	4,369,208
Foreign exchange loss	-	(487)	(410)	(18,302)	(122,552)
	-	(487)	(410)	4,350,906	4,246,656

(Loss) income before income tax expense	(84,834)	(351,314)	(498,509)	3,432,705	(1,088,409)

Income tax expense	-	-	-	366,201	-

Net (loss) income	(84,834)	(351,314)	(498,509)	3,066,504	(1,088,409)

Other Comprehensive Loss
Unrealized loss on investment (Note 3)	(184,993)	(383,956)	(1,490,387)	(559,652)	(1,281,818)

Comprehensive (loss) income	$(269,827)	$(735,270)	$(1,988,896)	$2,506,852	$(2,370,227)

Net (loss) income per share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$0.07

Weighted average shares outstanding
Basic and Diluted	89,381,000	56,454,516	85,376,818	47,114,855

The Notes to the Condensed Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Condensed Interim Statements of Cash Flows

			Cumulative From
	Nine Months Ended		February 14, 2007
	November 30,	November 30,	(Inception) to
	2012	2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(498,509)	$3,066,504	$(1,088,409)
Items not affecting cash
Expenses paid by stock	-	152,583	270,500
Non-cash income from sale of rights	-	(4,369,208)	(4,369,208)
Write-off of equipment	-	-	27,522
		-	-

	(498,509)	(1,150,121)	(5,159,595)
Changes in non-cash working capital items
Prepaid expenses	33,750	(25,000)	33,750
Advances	187,090	(37,635)	138,610
Accounts payable	183,898	409,272	4,197,109
Accrued liabilities	3,500	357,266	23,451

Cash Flows Used in Operating Activities	(90,271)	(446,218)	(766,675)

Cash Flows from Investing Activities
Equipment acquired	-	-	(27,522)

Cash Flows Used in Investing Activities	-	-	(27,522)

Cash Flows from Financing Activities
Stock subscriptions received	-	69,106	255,500
Proceeds from issuance of common stock	2,500	407,051	539,263

Cash Flows Provided by Financing Activities	2,500	476,157	794,763

Net (Decrease) Increase in Cash	(87,771)	29,939	566
Cash, Beginning of Period	88,337	509	-

Cash, End of Period	$566	$30,448	$566

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Financing Transaction
Increase in paid-in capital from stock dividend	$-	$-	$3,458,862
Increase in accumulated deficit for stock dividend	$-	$-	$3,493,800

The Notes to the Condensed Interim Financial Statements are an integral part of these financial statements.

Sillenger Exploration Corp.
(An Exploration Stage Company)
Notes To Condensed Interim Financial Statements
Unaudited

1              Basis of Presentation and Nature of Business

The accompanying unaudited condensed interim financial statements (“interim statements”) are denominated in US dollars and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and nine months ended November 30, 2012 may not be indicative of the results for the entire year.

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

On November 25, 2011, Sillenger entered into an agreement with the Republic of Benin (“Benin Agreement”).  Pursuant to the terms of the Benin Agreement, Sillenger will conduct an airborne geophysical survey of the landmass of Benin and the offshore territory in the Gulf of Guinea.  The purpose of the survey is to compile a geophysical information database of Benin’s mining, hydrocarbon and water deposits, and analyze such data to identify the likeliest exploration targets within those deposits for potential mining and exploration opportunities. The government is particularly interested in the potential size of some of their base metal deposits, which can often be determined when utilizing some of these technologies. The term of the Benin Agreement is two (2) years from the date of the Benin Agreement, which can be extended by agreement of the parties.  The Benin agreement provides for the Government to have an open option to cancel the agreement at their discretion in the event that the Company has not commenced work on the airborne survey by May 25, 2012 (“the option”). To date Sillenger has been unable to commence the necessary work due to a lack of financing. Since there is no provision in the agreement that allows Sillenger to have the option removed, it will be necessary for Sillenger to renegotiate the agreement once the company has the financing in place and the ability to commence work on the airborne survey.

The Company is currently in the process of exploring potential sources of financing for the Benin Agreement.

2              Going Concern

Sillenger has negative working capital of $1,621,001 and an accumulated deficit during the exploration stage of $4,582,209 as of November 30, 2012.  Sillenger's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sillenger has not realized any revenues from operations. Without raising additional capital or realization of its investments, there would be substantial doubt about Sillenger’s ability to continue as a going concern.  Sillenger's management plans on raising capital from public or private debt or equity financing, on an as needed basis, and in the longer term, from revenues from the acquisition and exploration and development of mineral interests, if found.  Sillenger's ability to continue as a going concern is dependent on these additional financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

The shares have been valued using observable market prices for the shares as quoted on the Toronto Venture Stock Exchange and the warrants have been valued using the Black-Scholes option-pricing model.

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

On November 30, 2012, the fair value of the Units of Brilliant was $598,336. The fair value of the Units consists of the fair market value of the shares of $596,385 and the fair value of warrants valued using the Black-Scholes option-pricing model of $1,951. The decrease in the value of the Units from February 29, 2012 of $1,490,387 was recorded as a component of other comprehensive income as “Unrealized loss on investment”.

The key inputs used in the November 30, 2012 and February 29, 2012 fair value calculations of the warrants are as follows:

	November 30, 2012	February 29, 2012

Current exercise price	$0.45CDN	$0.45CDN
Time to expiration (in years)	0.50	1.25
Risk-free interest rate	1.00%	1.10%
Estimated volatility	98%	93%
Dividend	Nil	Nil
Stock price at period end date	$0.08CDN	$0.23CDN

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

Under the terms of the First African Agreement, First African has two primary obligations: one, assist Sillenger to procure and set-up country contracts in Africa and the Middle East and two, assist with the execution phase of the contracts procured. First African is entitled to a fee for the successful completion of each of the two phases. On June 5, 2012, the Company and First African agreed to a fee of $950,000 for successful implementation of the set-up phase of the contract with the Republic of Benin dated November 25, 2011. The fee of $950,000 is included in accounts payable as of November 30, 2012 and is payable on demand.

On June 5, 2012, the Company engaged the services of First African to assist in securing the project financing for the Company's Airborne Geophysical Survey project in Benin. The engagement specifies that Sillenger will pay a yet to be determined fee to First Africa upon successful closing of the financing.

On September 11, 2012, the Company entered into an employment agreement with John Gillespie to serve as its President and Chief Executive Officer. The term of the agreement is for one year, effective June 1, 2012. The agreement renews automatically on a year to year basis thereafter, unless terminated by the parties upon 90 days notice at the end of each term. Mr. Gillespie is entitled to receive an annual salary of CDN $120,000, plus customary vacation, medical, dental and life insurance benefits as such become available from the Company and reimbursement of certain business expenses. He may also receive an annual bonus (in cash and/or stock) as determined by the Board or the Compensation Committee of the Company. For his efforts over the past two years in bringing the Company through a difficult phase, without pay, Mr. Gillespie is also entitled to receive a bonus of CDN $100,000; such bonus to be paid when funds are available to the Company to do so. The salary of $60,000 for the six months ended November 30, 2012 and bonus of $100,000 have been included in accounts payable as of November 30, 2012.

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

6              Subsequent Event

In December 2012, the Company received an advance of $20,000 towards a common stock subscription.

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

On June 5, 2012, the Company and First African agreed to a fee of $950,000 for successful implementation of the set-up phase of the contract with the Republic of Benin dated November 25, 2011. The fee of $950,000 is due immediately and has been included in accounts payable as of November 30, 2012.  Since this fee was not paid by November 30, 2012, the unpaid amount is subject to an annual interest rate of 9%.

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

Subsequent Event

In December 2012, the Company received an advance of $20,000 towards a common stock subscription.

Financial Condition and Liquidity

REVENUE – Sillenger has not generated revenue from its business operations and does not expect to generate any revenue in the near future.

COMMON STOCK –As of the date of November 30, 2012 and January 14, 2013, Sillenger has 89,381,000 common shares issued and outstanding.

LIQUIDITY - At November 30, 2012, Sillenger had assets of $4, 316 consisting mostly of prepaid expenses ($174,317 – February 29, 2012, consisting of cash, prepaid expenses and advances).  Sillenger has $1,625,317 in liabilities consisting of accounts payable, accrued liabilities and advances payable ($1,299,308 – February 29, 2012, consisting of accounts payable and accrued liabilities).

Sillenger' internal sources of liquidity will be loans that may be available to Sillenger from management and other sources. Although Sillenger has no written arrangements with any of its directors and officers, Sillenger expects that the directors and officers will provide Sillenger with internal sources of liquidity, if it is required.

There are no assurances that Sillenger will be able to achieve further sales of its common stock or any other form of additional financing. If Sillenger is unable to achieve the financing necessary to continue its plan of operations, then Sillenger will not be able to continue its exploration programs and its business will fail.

Results of Operation

For the nine months ended November 30, 2012 and November 30, 2011, and the period from February 14, 2007 (inception) to November 30, 2012:

Expenses

SUMMARY – Total expenses were $498,099 for the nine months ended November 30, 2012 ($918,201 – November 30, 2011).  Expenses have decreased as compared to the nine months ended November 30, 2011 by $420,102.  A total of $5,335,065 in expenses has been incurred by Sillenger since inception on February14, 2007 through to November 30, 2012.  The costs can be subdivided into the following categories.

1.
General and administrative: These primarily consist of salaries, office supplies and telecommunication expenses. $75,392 of administrative expenses were incurred for the nine months ended November 30, 2012 as compared to $215,119 for the nine months ended November 30, 2011 while a total of $1,339,485 was incurred in the period from inception on February 14, 2007 to November 30, 2012.

2.
Travel: $133,085 of travel expenses were incurred for the nine months ended November 30, 2012 as compared to $80,544 for the nine months ended November 30, 2011 while a total of $800, 390 was incurred in the period from inception on February 14, 2007 to November 30, 2012.

3.
Marketing and business development: $969 of marketing and business development expenses were incurred for the nine months ended November 30, 2012 as compared to $287,252 for the nine months ended November 30, 2011 while a total of $977,928 was incurred in the period from inception on February 14, 2007 to November 30, 2012.

4.
Professional services: These primarily consist of consulting, legal, accounting and audit fees. $288,653 of professional fees were incurred for the nine months ended November 30, 2012 as compared to $335,286 for the nine months ended November 30, 2011 while a total of $1,267,262 was incurred in the period from inception on February 14, 2007 to November 30, 2012.

Sillenger continues to carefully control its expenses and overall costs as it transforms into a natural resource development company. In addition to Mr. Gillespie and Dr. Juhas (a consultant), Sillenger has 3 other consultants.

Other income (expense)

Total other income (expense) was $(410) for the nine months ended November 30, 2012 ($4,350,906 – November 30, 2011).  The higher other income (expense) for the nine months ended November 30, 2011 was due to a one-off sale of rights transaction net of foreign exchange loss during that period. There were no such transactions in the nine months ended November 30, 2012. A total of $4,246,656 in other income has been generated by Sillenger since inception on February14, 2007 through to November 30, 2012.

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

Off-balance sheet arrangements

As of November 30, 2012, Sillenger had no off-balance sheet arrangements.

ITEM 3: QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation, our President and Chief Financial Officer has concluded that as of November 30, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of November 30, 2012 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of November 30, 2012, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4A(T): CONTROLS AND PROCEDURES

See Item 4A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Sillenger's knowledge, no lawsuits were commenced against Sillenger during the nine months ended November 30, 2012, nor did Sillenger commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not Applicable.

Use of Proceeds

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6.  EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-Q, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008)*
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed July 2, 2008)*
10.1	Buckley Declaration of Trust concerning our mineral claims (incorporated by reference from our Form 10-Q, filed on January 14, 2010)*
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO and CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*- Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILLENGER EXPLORATION CORP.

Date: January 14, 2013	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer

Date: January 14, 2013	“John Gillespie”
By:	John Gillespie, Director, President (Principal Executive Officer), Principal Financial Officer and Principal Accounting Officer